Form 10-Q
period 2010-06-30
United States Brent Oil Fund, LP
filed 2010-08-16
CIK 1472494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

UNITED STATES BRENT OIL FUND, LP

Part I.      FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements.

Index to Condensed Financial Statements

United States Brent Oil Fund, LP
Condensed Statements of Financial Condition
At June 30, 2010 (Unaudited) and December 31, 2009

	June 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$9,362,580	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	743,639	-
Unrealized gain on open commodity futures contracts	95,980	-
Receivable from General Partner (Note 3)	10,438	-
Dividend receivable	287	-

Total assets	$10,212,924	$1,000

Liabilities and Partners’ Capital
Professional fees payable	$11,300	$-
General Partner management fees payable (Note 3)	6,164	-
Brokerage commission fees payable	440	-
Other liabilities	45	-

Total liabilities	17,949	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	20
Limited Partners	10,194,975	980
Total Partners’ Capital	10,194,975	1,000

Total liabilities and partners’ capital	$10,212,924	$1,000

Limited Partners’ units outstanding	200,000	-
Net asset value per unit	$50.97	$-
Market value per unit	$50.98	$-

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2010

		Gain on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures contracts, expire August 2010	136	$95,980	0.94

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$4,000,000	$4,000,000	39.24
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	4,000,000	4,000,000	39.24
Total Cash Equivalents		$8,000,000	78.48

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statement of Operations (Unaudited)
For the period ended June 30, 2010

Period ended
June 30, 2010
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$107,120
Change in unrealized gain on open positions	95,980
Dividend income	287
Interest income	81

Total income	203,468

Expenses
Professional fees	11,300
General Partner management fees (Note 3)	6,164
Brokerage commission fees	1,422
Other expenses	45

Total expenses	18,931

Expense waivers (Note 3)	(10,438)

Net expenses	8,493

Net income	$194,975
Net income per limited partnership unit	$0.97
Net income per weighted average limited partnership unit	$0.97
Weighted average limited partnership units outstanding	200,000

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the period ended June 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$20	$980	$1,000
Addition of 200,000 partnership units	-	10,000,000	10,000,000
Redemption of initial investment	(20)	(980)	(1,000)
Net income	-	194,975	194,975

Balances, at June 30, 2010	$-	$10,194,975	$10,194,975

Net Asset Value Per Unit
At June 1, 2010 (commencement of operations)	$50.00
At June 30, 2010	$50.97

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statement of Cash Flows (Unaudited)
For the period ended June 30, 2010

Period ended
June 30, 2010
Cash Flows from Operating Activities:
Net income	$194,975
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash	(743,639)
Unrealized gain on futures contracts	(95,980)
Increase in receivable from General Partner	(10,438)
Increase in dividend receivable	(287)
Increase in professional fees payable	11,300
Increase in General Partner management fees payable	6,164
Increase in brokerage commission fees payable	440
Increase in other liabilities	45
Net cash used in operating activities	(637,420)

Cash Flows from Financing Activities:
Subscription of partnership units	10,000,000
Redemption of partnership units	(1,000)
Net cash provided by financing activities	9,999,000

Net Increase in Cash and Cash Equivalents	9,361,580

Cash and Cash Equivalents, beginning of period	1,000
Cash and Cash Equivalents, end of period	$9,362,580

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended June 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of May 4, 2010 (the “LP Agreement”).  The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract on Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USBO’s expenses.  USBO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of June 30, 2010, USBO held 136 Futures Contracts traded on the ICE Futures.

USBO commenced investment operations on June 1, 2010 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of USBO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively.  The General Partner has also filed a registration statement to register units of the United States Commodity Index Fund (“USCI”), which was declared effective on July 30, 2010 and commenced trading on the NYSE Arca on August 10, 2010 under the ticker symbol “USCI”.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

USBO issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the net asset value of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

In addition, Authorized Purchasers pay USBO a $1,000 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”). Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USBO but rather at market prices quoted on such exchange.

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the SEC. On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO”.  USBO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USBO commenced investment operations on June 1, 2010, by purchasing Futures Contracts traded on the ICE Futures based on Brent crude oil.  As of June 30, 2010, USBO had registered a total of 50,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and is the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USBO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USBO earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USBO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USBO is not subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets.  However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USBO receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USBO’s condensed statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USBO in proportion to the number of units each partner holds as of the close of each month. The General Partner may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Net Asset Value

USBO’s net asset value is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USBO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at June 30, 2010.

Offering Costs

Offering costs incurred in connection with the registration of additional units after the initial registration of units are borne by USBO. These costs include registration fees paid to regulatory agencies and all legal, accounting, printing and other expenses associated with such offerings. These costs are accounted for as a deferred charge and thereafter amortized to expense over twelve months on a straight-line basis or a shorter period if warranted.

Cash Equivalents

Cash equivalents include money market funds and overnight deposits or time deposits with original maturity dates of three months or less.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USBO’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USBO in accordance with the objectives and policies of USBO. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USBO. For these services, USBO is contractually obligated to pay the General Partner a fee, which is paid monthly, that is equal to 0.75% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the period ended June 30, 2010, USBO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  Effective as of April 1, 2010, USBO is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds.  USBO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, US12OF, UGA, USHO, USSO and US12NG based on the relative assets of each fund, computed on a daily basis.

Investor Tax Reporting Cost

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USBO.  These costs are estimated to be $152,103 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USBO pays all brokerage fees and other expenses in connection with the operation of USBO, excluding costs and expenses paid by the General Partner as outlined in Note 4. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through December 31, 2010, after which such payments are no longer expected to be necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

USBO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and the General Partner, whereby the Marketing Agent provides certain marketing services for USBO as outlined in the agreement. The fee of the Marketing Agent, which is borne by the General Partner, is equal to 0.06% on USBO’s assets up to $3 billion and 0.04% on USBO’s assets in excess of $3 billion.

The above fee does not include the following expenses, which are also borne by the General Partner: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USBO is also party to a custodian agreement, dated February 8, 2010, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USBO. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USBO is party to an administrative agency agreement, dated February 8, 2010, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USBO. The General Partner also pays the fees of BBH&Co. for its services under this agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USBO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s and US12NG’s combined net assets, (b) 0.0465% for USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s and US12NG’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s and US12NG’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

USBO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”). The agreement requires UBS Securities to provide services to USBO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USBO’s account. In accordance with the agreement, UBS Securities charges USBO commissions of approximately $7 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USBO engages in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”). USBO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

USBO may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash.  The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with a futures commission merchant. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a futures commission merchant to segregate all customer transactions and assets from the futures commission merchant’s proprietary activities.

Futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure USBO has in the particular classes of instruments. Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts currently traded by USBO are exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, USBO must rely solely on the credit of its respective individual counterparties. However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any. USBO also has credit risk since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USBO bears the risk of financial failure by the clearing broker.

USBO’s cash and other property, such as U.S. Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USBO’s assets posted with that futures commission merchant; however, the vast majority of USBO’s assets are held in U.S. Treasuries, cash and/or cash equivalents with USBO’s custodian and would not be impacted by the insolvency of a futures commission merchant. Also, the failure or insolvency of USBO’s custodian could result in a substantial loss of USBO’s assets.

The General Partner invests a portion of USBO’s cash in money market funds that seek to maintain a stable net asset value. USBO is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2010 and December 31, 2009, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $10,106,219 and $1,000, respectively. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USBO is exposed to a market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USBO pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

USBO’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, USBO has a policy of requiring review of the credit standing of each broker or counterparty with which it conducts business.

The financial instruments held by USBO are reported in its condensed statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FAIR VALUE OF FINANCIAL INSTRUMENTS

USBO values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. ASC 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of USBO (observable inputs) and (2) USBO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs). The three levels defined by the ASC 820 hierarchy are as follows:

Level I – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II – Inputs other than quoted prices included within Level I that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III – Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available.

In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USBO’s securities at June 30, 2010 using the fair value hierarchy:

At June 30, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$8,000,000	$8,000,000	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	95,980	95,980	-	-

During the period ended June 30, 2010, there were no significant transfers between Level I and Level II.

Effective January 1, 2009, USBO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted	Statement of Financial	Fair Value	Fair Value
for as Hedging Instruments	Condition Location	At June 30, 2010	At December 31, 2009

Futures - Commodity Contracts	Assets	$95,980	$-

The Effect of Derivative Instruments on the Statement of Operations

		For the period ended June 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain Recognized in Income

Futures -	Realized gain	$107,120
Commodity Contracts	on closed
	futures contracts

	Change in unrealized gain on open futures contracts		$95,980

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the period ended June 30, 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

For the period
ended June 30, 2010
(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$50.00
Total income	1.01
Total expenses	(0.04)
Net increase in net asset value	0.97
Net asset value, end of period	$50.97

Total Return	1.94%

Ratios to Average Net Assets
Total income	1.97%
Management fees*	0.75%
Total expenses excluding management fees*	1.55%
Expenses waived*	(1.27)%
Net expenses excluding management fees*	0.28%
Net income	1.88%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USBO.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 will have no impact on USBO’s financial statement disclosures.

NOTE 9 – SUBSEQUENT EVENTS

USBO has performed an evaluation of subsequent events through the date the financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Brent Oil Fund, LP (“USBO”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause USBO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe USBO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and USBO cannot assure investors that the projections included in these forward-looking statements will come to pass. USBO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USBO has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and USBO assumes no obligation to update any such forward-looking statements. Although USBO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USBO may make directly to them or through reports that USBO in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USBO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract for Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USBO’s expenses.

USBO invests in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

USBO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Crude Oil-Related Investments such that changes in its NAV, measured in percentage terms, will closely track the changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USBO’s general partner believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of Brent crude oil. It is not the intent of USBO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of crude oil or any particular futures contract based on crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil Futures Contracts and Other Crude Oil-Related Investments.

On any valuation day, the Benchmark Futures Contract is the near month futures contract for Brent crude oil traded on the ICE Futures unless the near month contract is within two weeks of expiration, in which case the Benchmark Futures Contract becomes, over a 4-day period, the next month contract for Brent crude oil traded on the ICE Futures.  “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract.

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  As stated under the heading, “Risk Factors” in Item 1A of this quarterly report on Form 10-Q, regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments in the commodity interests and energy markets are impossible to predict but may significantly and adversely affect USBO.

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact USBO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USBO or its counterparties may impact USBO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USBO’s investments and doing business, which could adversely affect USBO’s investors.

The general partner of USBO, United States Commodity Funds LLC (the “General Partner”), which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Second Amended and Restated Agreement of Limited Partnership of USBO (the “LP Agreement”) to manage USBO. The General Partner is authorized by USBO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Crude Oil futures prices exhibited moderate daily swings along with an uneven upward trend during the month of June, 2010.  The price of the Benchmark Futures Contract started the period at $72.71.  The period ended with the Benchmark Futures Contract at $75.01 per barrel, up approximately 3.163% over the period.   Similarly, USBO’s NAV rose during the period from a starting level of $50.00 per unit and ended at $50.97, an increase of approximately 1.94% over the period.  USBO’s NAV reached its high for the period on June 21, 2010 at $53.58 and reached its low for the period on June 4, 2010 at $49.53. The Benchmark Futures Contract prices listed above began with the July 2010 contract and ended with the August 2010 contract.  The return of approximately 3.163% on the Benchmark Futures Contract listed above is a hypothetical return only and could not be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of the differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below in the section titled “Tracking USBO’s Benchmark”.

During the period ended June 30, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude oil Futures Contract is less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories in the United States, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the remainder of 2009 and the beginning of 2010. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the six months ended June 30, 2010. The Brent crude oil futures market remained in mild contango through the end of June 2010.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns.”

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USBO’s units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time.  Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USBO’s administrator uses the ICE Futures settlement price (a weighted average price of trades during a three minute settlement period from 2:27 p.m. New York time) for the contracts held on the ICE Futures, but calculates or determines the value of all other USBO investments, including NYMEX contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Crude Oil Market

Results of Operations.  On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.” USBO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash.

Since its initial offering of 50,000,000 units, USBO has not made any subsequent offering of its units.  As of June 30, 2010, USBO had issued 200,000 units, all of which were outstanding.  As of June 30, 2010, there were 49,800,000 units registered but not yet issued.

More units may have been issued by USBO than are outstanding due to the redemption of units. Unlike funds that are registered under the Investment Company Act of 1940, as amended, units that have been redeemed by USBO cannot be resold by USBO. As a result, USBO contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Period Ended June 30, 2010

A comparison of USBO’s results of operations for the period ended June 30, 2009 and 2010 has not been provided because USBO did not conduct operations for the period ended June 30, 2009.

As of June 30, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $95,980 and USBO established cash deposits, including cash investments in money market funds, that were equal to $10,106,219. USBO held 92.64% of its cash assets in overnight deposits and money market funds at its custodian bank, while 7.36% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on June 30, 2010 was $50.97.

Portfolio Expenses. USBO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, the fees and expenses of the independent directors of the General Partner and expenses relating to tax accounting and reporting requirements.  The management fee that USBO pays to the General Partner is calculated as a percentage of the total net assets of USBO.  USBO pays the General Partner a management fee of 0.75% of its average net assets. The fee is accrued daily and paid monthly.

During the period ended June 30, 2010, the daily average total net assets of USBO were $10,344,611.  The management fee paid by USBO during the period amounted to $6,164.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the period ended June 30, 2010 was $12,767.  For the period ended June 30, 2010, USBO did not incur any fees or other expenses relating to the registration or offering of additional units.  During the period ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver totaled $10,438.  For the period ended June 30, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $18,931, and after allowance for the expense waiver, totaled $8,493.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USBO shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense. Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USBO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the funds.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the period ended June 30, 2010, total commissions paid to brokers amounted to $1,422.  As an annualized percentage of total net assets, the figure for the period ended June 30, 2010 represents approximately 0.17% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees which were borne by the General Partner, are paid by USBO.  These costs are estimated to be $152,103 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through December 31, 2010, after which date such payments are no longer expected to be necessary.  The General Partner has no obligation to continue such payment into subsequent periods.

Dividend and Interest Income.  USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the period ended June 30, 2010, USBO earned $368 in dividend and interest income on such cash and/or cash equivalents.  Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.04%.  USBO did not purchase Treasuries during the period ended June 30, 2010 and held only cash and/or cash equivalents during this time period.

Tracking USBO’s Benchmark

USBO’s management seeks to manage USBO’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USBO’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USBO’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-day time period was 0.5% per day, USBO management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USBO’s portfolio management goals do not include trying to make the nominal price of USBO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for Brent crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended June 30, 2010, the simple average daily change in the Benchmark Futures Contract was 0.112%, while the simple average daily change in the NAV of USBO over the same time period was 0.107%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.010%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USBO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-day valuation period ended June 30, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Since the offering of USBO’s units to the public on June 2, 2010 to June 30, 2010, the simple average daily change in the Benchmark Futures Contract was 0.107%, while the simple average daily change in the NAV of USBO over the same time period was 0.112%. The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 0.010%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

An alternative tracking measurement of the return performance of USBO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USBO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USBO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the period ended June 30, 2010, the actual total return of USBO as measured by changes in its NAV was 1.94%. This is based on an initial NAV of $50.00 on June 1, 2010 and an ending NAV as of June 30, 2010 of $50.97. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USBO would have had an estimated NAV of $51.02 as of June 30, 2010, for a total return over the relevant time period of 2.04%. The difference between the actual NAV total return of USBO of 1.94% and the expected total return based on the Benchmark Futures Contract of 2.04% was an error over the time period of -0.1%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage.  Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USBO pays and the income that USBO collects on its cash and cash equivalent holdings. During the period ended June 30, 2010, USBO received dividend and interest income of $368, which is equivalent to a weighted average income rate of 0.04% for such period.  In addition, during the period ended June 30, 2010, USBO also collected $0 from its Authorized Purchasers creating or redeeming baskets of units.  This income also contributed to USBO’s actual return.  However, if the total assets of USBO continue to increase, management believes that the impact on total returns of these fees from creations and redemptions will diminish as a percentage of the total return.  During the period ended June 30, 2010, USBO incurred net expenses of $8,493. Income from dividends and interest and Authorized Purchaser collections net of expenses was $8,125, which is equivalent to an annualized weighted average net income rate of -0.99% for the period ended June 30, 2010.

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade. In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the period ended June 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash and cash equivalents. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the period ended June 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV. When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of the General Partner), USBO will realize a net yield that will tend to cause daily changes in the NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract. During the period ended June 30, 2010, USBO earned, on an annualized basis, approximately 0.04% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees and approximately 0.17% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.11% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.99% and affected USBO’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract.  During the period ended June 30, 2010, USBO did not hold any Other Crude Oil-Related Investments.  If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns.  Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month crude oil futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50. Over time, the price of the barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply. The value of the near month contract will likewise fluctuate in reaction to a number of market factors. If investors seek to maintain their position in a near month contract and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

If the futures market is in backwardation, e.g., when the expected price of crude oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would rise as it approaches expiration and becomes the new near month contract. In this example, the value of the $50 investment would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract would have risen to $65, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $40 while the value of an investment in the futures contract could have fallen to only $45. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract. In this example, it would mean that the value of the $50 investment would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen to $60 after some period of time, while the value of the investment in the futures contract will have risen to only $55, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen to $45 while the value of an investment in the futures contract could have fallen to $40. Over time, if contango remained constant, the difference would continue to increase.

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (2000-2009).  When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation. When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango.  Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the dollar price of the next month contract. If the resulting number is a positive number, then the near month price is higher than the price of the next month contract and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the price of the next month contract and the market could be described as being in contango. The chart below shows the results from subtracting from the near month price the price of the next month contract for the 10 year period between 2000 and 2009.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango.  However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of 2009.  The crude oil futures market remained in contango through June 30, 2010. The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

Periods of contango or backwardation do not materially impact USBO’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the percentage changes in price of both USBO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Brent Crude Oil Market. During the period ended June 30, 2010, Brent crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the second quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Brent crude oil prices did finish the second quarter of 2010 approximately 3.7% lower than at the beginning of the year, though investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that Brent crude oil prices could further retreat from their current levels.

Brent Crude Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories. The General Partner believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time. The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.” A correlation of 0 would mean that the movements of the two are neither positively or negatively correlated, known as “non-correlation.” That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in Brent crude oil had a strong positive correlation to movements in unleaded gasoline and a very strong correlation to movements in U.S. West Texas Intermediate Crude Oil. Finally, Brent crude oil had a very weak correlation with heating oil.

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.135	0.087	0.162
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.237	-0.127	-0.214	-0.078	-0.170
Global Equities (FTSE World Index)			1.000	0.246	0.196	0.165	0.251
Crude Oil (WTI)				1.000	0.724	0.783	0.963
Unleaded Gasoline					1.000	0.613	0.755
Heating Oil						1.000	0.286
Brent Oil							1.000
source: Bloomberg, NYMEX
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended June 30, 2010, Brent crude oil continued to have a strong positive correlation with West Texas Intermediate Crude Oil and unleaded gasoline.  During this period, it also had a weak negative correlation with the movements of heating oil. Notably, the correlation between Brent crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a positive correlation over this shorter time period. Finally, the results showed that Brent crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended June 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.400	0.968	0.495	0.460	0.613	0.606
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.411	-0.486	-0.445	0.574	-0.360
Global Equities (FTSE World Index)			1.000	0.523	0.471	0.635	0.597
Crude Oil				1.000	0.801	0.941	0.929
Unleaded Gasoline					1.000	0.846	0.878
Heating Oil						1.000	-0.183
Brent Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between Brent crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected. The General Partner believes that Brent crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time. However, the General Partner also believes that in the future it is possible that Brent crude oil could have long term correlation results that indicate prices of Brent crude oil more closely track the movements of equities or bonds. In addition, the General Partner believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of Brent crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The correlations between Brent crude oil, natural gas, heating oil and gasoline are relevant because the General Partner endeavors to invest USBO’s assets in Futures Contracts and Other Crude Oil-Related Investments so that daily changes in percentage terms in USBO’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity Futures Contracts do not closely correlate with the Benchmark Futures Contract, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of Brent crude oil.

Critical Accounting Policies

Preparation of the condensed financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates. USBO’s application of these policies involves judgments and actual results may differ from the estimates used.

The General Partner has evaluated the nature and types of estimates that it makes in preparing USBO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USBO for its futures contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USBO estimates income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

USBO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. USBO has met, and it is anticipated that USBO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. USBO’s liquidity needs include: redeeming units, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its over-the-counter contracts, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

USBO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests. USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USBO’s account at its custodian bank. Income received from USBO’s money market funds is paid to USBO.  During the period ended June 30, 2010, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets. During the period ended June 30, 2010, USBO was forced to use other assets to pay cash expenses, which could cause a drop in USBO’s NAV over time.  To the extent expenses exceed income, USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts. During the period ended June 30, 2010, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USBO, all payments with respect to USBO’s expenses were paid by the General Partner.  USBO does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay USBO’s current or future expenses. Since the initial offering of units, USBO has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) taxes and other expenses, including certain tax reporting costs, (v) fees and expenses of the independent directors of the General Partner and (vi) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USBO’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and USBO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USBO will terminate and investors may lose all or part of their investment.

Market Risk

Trading in Futures Contracts and Other Crude Oil-Related Investments, such as forwards, involves USBO entering into contractual commitments to purchase or sell oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed USBO’s future cash requirements since USBO intends to close out its open positions prior to settlement. As a result, USBO is generally only subject to the risk of loss arising from the change in value of the contracts. USBO considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with USBO’s commitments to purchase oil is limited to the aggregate market value of the contracts held. However, should USBO enter into a contractual commitment to sell oil, it would be required to make delivery of the oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of oil, the market risk to USBO could be unlimited.

USBO’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Crude Oil-Related Investments markets and the relationships among the contracts held by USBO. The limited experience that USBO has had in utilizing its model to trade in Crude Oil Interests in a manner intended to track the changes in the spot price of crude oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

Credit Risk

When USBO enters into Futures Contracts and Other Crude Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the ICE Futures and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the exchange or clearinghouse in connection with trades on the exchange or through the clearinghouse, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USBO in such circumstances.

The General Partner attempts to manage the credit risk of USBO by following various trading limitations and policies. In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure. UBS Securities LLC, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USBO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading.  During the period ended June 30, 2010, the only foreign exchange on which USBO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2010, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $10,106,219.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2010, USBO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USBO. While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USBO requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets”. USBO has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USBO’s primary contractual obligations are with the General Partner. In return for its services, the General Partner is entitled to a management fee calculated monthly as a fixed percentage of USBO’s NAV, currently 0.75% of NAV on its average daily net assets.

The General Partner agreed to pay the start-up costs associated with the formation of USBO, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USBO and its units with the SEC, FINRA and the NYSE Arca, respectively. However, since USBO’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USBO are directly borne on an ongoing basis by USBO, and not by the General Partner.

The General Partner pays the fees of USBO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USBO’s condensed financial statements and its SEC and CFTC reports.  USBO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2010. The General Partner has no obligation to continue such payment into subsequent periods.

In addition to the General Partner’s management fee, USBO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USBO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis. USBO also pays a portion of the fees and expenses of the independent directors of the General Partner. See Note 3 to the Notes to Condensed Financial Statements (Unaudited).

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USBO’s NAVs and trading levels to meet its investment objectives will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USBO’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of June 30, 2010, USBO’s portfolio consisted of 136 Brent Crude Oil Futures contracts traded on the ICE Futures.  For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, USBO may purchase over-the-counter contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these over-the-counter contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil prices or crude oil futures prices. For example, USBO may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the spot price of Brent crude oil, the price of Futures Contracts traded on the NYMEX or the ICE Futures and the prices of other Futures Contracts in which USBO may invest.

To protect itself from the credit risk that arises in connection with such contracts, USBO may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USBO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USBO’s exposure to the counterparty. In addition, it is also possible for USBO and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USBO would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USBO’s counterparty. USBO would still retain any price risk associated with its transaction.

The creditworthiness of each potential counterparty is assessed by the General Partner. The General Partner assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the General Partner’s board of directors (the “Board”). Furthermore, the General Partner on behalf of USBO only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by the General Partner.

USBO anticipates that the use of Other Crude Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USBO. However, there can be no assurance of this. Over-the-counter contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USBO’s ability to successfully track the Benchmark Futures Contract.

USBO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract. USBO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months. The effect of holding such combined positions is to adjust the sensitivity of USBO to changes in the price relationship between futures contracts which will expire sooner and those that will expire later. USBO would use such a spread if the General Partner felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USBO, or if the General Partner felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices. USBO would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option. The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USBO would make use of such a straddle approach if, in the opinion of the General Partner, the resulting combination would more closely track the investment goals of USBO or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the period ended June 30, 2010, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during the period ended June 30, 2010, USBO was not exposed to counterparty risk.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

USBO maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USBO’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of the General Partner, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USBO if USBO had any officers, have evaluated the effectiveness of USBO’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USBO have been effective as of the end of the period covered by this quarterly report on Form 10-Q.

Change in Internal Control Over Financial Reporting

There were no changes in USBO’s internal control over financial reporting during USBO’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USBO’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USBO’s Registration Statement on Form S-1, which was declared effective by the SEC on May 27, 2010, except for the update to the risk factor set forth below to reflect the passage of The Dodd-Frank Wall Street Reform and Consumer Protection Act.

Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USBO.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools which are publicly distributed in the United States. There is a possibility of future regulatory changes altering, perhaps to a material extent, the nature of an investment in USBO or the ability of USBO to continue to implement its investment strategy. In addition, various national governments have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on USBO is impossible to predict, but could be substantial and adverse.

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets. These efforts are likely to result in significant changes in the regulation of these markets.

On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law that includes provisions altering the regulation of commodity interests. Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above. The new law and the rules to be promulgated may negatively impact USBO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. In particular, new position limits imposed on USBO or its counterparties may impact USBO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USBO’s investments and doing business, which could adversely affect USBO’s investors.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Reserved.

Item 5.  Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month USBO publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USBO’s website at www.unitedstatesbrentoilfund.com.

Item 6.  Exhibits.

Listed below are the exhibits which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
10.5*	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Brent Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date: August 16, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 16, 2010