Form 10-Q
period 2010-09-30
United States Brent Oil Fund, LP
filed 2010-11-15
CIK 1472494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

UNITED STATES BRENT OIL FUND, LP

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Brent Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2010 (Unaudited) and December 31, 2009

	September 30, 2010	December 31, 2009
Assets
Cash and cash equivalents (Note 5)	$9,159,750	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	1,413,440	-
Unrealized gain on open commodity futures contracts	496,720	-
Receivable from General Partner (Note 3)	58,502	-
Dividend receivable	460	-

Total assets	$11,128,872	$1,000

Liabilities and Partners’ Capital
Professional fees payable	$63,280	$-
General Partner management fees payable (Note 3)	6,475	-
Brokerage commission fees payable	440	-
Other liabilities	174	-

Total liabilities	70,369	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	20
Limited Partners	11,058,503	980
Total Partners’ Capital	11,058,503	1,000

Total liabilities and partners’ capital	$11,128,872	$1,000

Limited Partners’ units outstanding	200,000	-
Net asset value per unit	$55.29	$-
Market value per unit	$54.23	$-

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2010

		Gain on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO contracts, expire November 2010	100	$496,720	4.49
ICE Brent Crude Oil Futures CO contracts, expire December 2010	33	-	-
Total Open Futures Contracts	133	$496,720	4.49

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$4,000,643	$4,000,643	36.18
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	4,000,794	4,000,794	36.18
Total Cash Equivalents		$8,001,437	72.36

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2010

	Three months ended	Nine months ended
	September 30, 2010	September 30, 2010
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$487,060	$594,180
Change in unrealized gain on open positions	400,740	496,720
Dividend income	1,610	1,897
Interest income	89	170

Total income	889,499	1,092,967

Expenses
Professional fees	51,980	63,280
General Partner management fees (Note 3)	19,621	25,785
Brokerage commission fees	2,259	3,681
Other expenses	175	220

Total expenses	74,035	92,966

Expense waiver (Note 3)	(48,064)	(58,502)

Net expenses	25,971	34,464

Net income	$863,528	$1,058,503
Net income per limited partnership unit	$4.32	$5.29
Net income per weighted average limited partnership unit	$4.32	$5.29
Weighted average limited partnership units outstanding	200,000	200,000

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009	$20	$980	$1,000
Addition of 200,000 partnership units	-	10,000,000	10,000,000
Redemption of initial investment	(20)	(980)	(1,000)
Net income	-	1,058,503	1,058,503

Balances, at September 30, 2010	$-	$11,058,503	$11,058,503

Net Asset Value Per Unit:
At June 1, 2010 (commencement of operations)	$50.00
At September 30, 2010	$55.29

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statement of Cash Flows (Unaudited)
For the nine months ended September 30, 2010

Nine months ended
September 30, 2010
Cash Flows from Operating Activities:
Net income	$1,058,503
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash	(1,413,440)
Unrealized gain on futures contracts	(496,720)
Increase in receivable from General Partner	(58,502)
Increase in dividend receivable	(460)
Increase in professional fees payable	63,280
Increase in General Partner management fees payable	6,475
Increase in brokerage commission fees payable	440
Increase in other liabilities	174
Net cash used in operating activities	(840,250)

Cash Flows from Financing Activities:
Addition of partnership units	10,000,000
Redemption of partnership units	(1,000)
Net cash provided by financing activities	9,999,000

Net Increase in Cash and Cash Equivalents	9,158,750

Cash and Cash Equivalents, beginning of period	1,000
Cash and Cash Equivalents, end of period	$9,159,750

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2010 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of May 4, 2010 (the “LP Agreement”).  The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract on Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USBO’s expenses.  USBO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of September 30, 2010, USBO held 133 Futures Contracts for Brent crude oil traded on the ICE Futures.

USBO commenced investment operations on June 1, 2010 and has a fiscal year ending on December 31. United States Commodity Funds LLC (the “General Partner”) is responsible for the management of USBO. The General Partner is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. The General Partner is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. The General Partner is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively.  The General Partner is also the sponsor of the United States Commodity Index Fund (“USCI”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.

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

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the SEC. On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO”. USBO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USBO commenced investment operations on June 1, 2010, by purchasing Futures Contracts traded on the ICE Futures based on Brent crude oil.  As of September 30, 2010, USBO had registered a total of 50,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statement of operations. USBO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USBO earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USBO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USBO is not subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets.  However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2010.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by the General Partner at September 30, 2010.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USBO’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

General Partner Management Fee

Under the LP Agreement, the General Partner is responsible for investing the assets of USBO in accordance with the objectives and policies of USBO. In addition, the General Partner has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USBO. For these services, USBO is contractually obligated to pay the General Partner a fee, which is paid monthly, equal to 0.75% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. During the nine months ended September 30, 2010, USBO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds.  Effective as of April 1, 2010, USBO is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and each of the affiliated funds.  USBO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, US12OF, UGA, USHO, USSO and US12NG, based on the relative assets of each fund, computed on a daily basis.

Investor Tax Reporting Cost

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by the General Partner, are paid by USBO.  These costs are estimated to be $160,000 for the calendar year 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USBO pays all brokerage fees and other expenses in connection with the operation of USBO, excluding costs and expenses paid by the General Partner as outlined in Note 4 below. The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

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

USBO is also party to a custodian agreement, dated February 8, 2010, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and the General Partner, whereby BBH&Co. holds investments on behalf of USBO. The General Partner pays the fees of the custodian, which are determined by the parties from time to time. In addition, USBO is party to an administrative agency agreement, dated February 8, 2010, as amended from time to time, with the General Partner and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USBO. The General Partner also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, the General Partner pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USBO and each of the affiliated funds managed by the General Partner, as well as a $20,000 annual fee for its transfer agency services. In addition, the General Partner pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USCI’s combined net assets, (b) 0.0465% for USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USCI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. The General Partner also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

Through September 30, 2010, all of the futures contracts held by USBO were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USBO bears the risk of financial failure by the clearing broker.

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

The General Partner invests a portion of USBO’s cash in money market funds that seek to maintain a stable net asset value. USBO is exposed to any risk of loss associated with an investment in these money market funds. As of September 30, 2010 and December 31, 2009, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $10,573,190 and $1,000, respectively. This amount is subject to loss should these institutions cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, USBO is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short. As both a buyer and a seller of options, USBO pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

In some instances, the inputs used to measure fair value might fall within different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.

The following table summarizes the valuation of USBO’s securities at September 30, 2010 using the fair value hierarchy:

At September 30, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$8,001,437	$8,001,437	$-	$-
Exchange-Traded Futures Contracts Foreign Contracts	496,720	496,720	-	-

During the nine months ended September 30, 2010, there were no significant transfers between Level I and Level II.

USBO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statement of Financial Condition Location	Fair Value At September 30, 2010	Fair Value At December 31, 2009

Futures - Commodity Contracts	Assets	$496,720	$-

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended September 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain Recognized in Income

Futures -	Realized gain	$594,180
Commodity Contracts	on closed
	futures contracts

	Change in unrealized gain on open futures contracts		$496,720

NOTE 7 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

For the nine months ended
September 30, 2010
(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$50.00
Total income	5.46
Total expenses	(0.17)
Net increase in net asset value	5.29
Net asset value, end of period	$55.29

Total Return	10.58%

Ratios to Average Net Assets
Total income	10.54%
Management fees*	0.75%
Total expenses excluding management fees*	1.95%
Expenses waived*	(1.70)%
Net expenses excluding management fees*	0.25%
Net income	10.21%

*Annualized

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USBO.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USBO’s financial statement disclosures.

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

Introduction

USBO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract for Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USBO’s expenses.

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

USBO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Crude Oil-Related Investments such that daily changes in its NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USBO’s general partner believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of Brent crude oil. It is not the intent of USBO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil Futures Contracts and Other Crude Oil-Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, “The Dodd-Frank Wall Street Reform and Consumer Protection Act,” was signed into law. The legislation includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits on energy-based commodity futures contracts be established; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most over-the-counter transactions. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in energy futures held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter contracts. The U.S. Commodity Futures Trading Commission (the “CFTC”), along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules to be promulgated may negatively impact USBO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USBO or its counterparties may impact USBO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USBO’s investments and doing business, which could adversely affect USBO’s investors.

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

Price Movements

Brent Crude Oil futures prices exhibited moderate daily swings along with an uneven upward trend between June and September 2010.  The price of the Benchmark Futures Contract started the period at $72.71 per barrel.  The Benchmark Futures Contract reached its high for the period on August 3, 2010 at $82.70 per barrel and reached its low for the period on July 6, 2010 when the price dropped to $71.60 per barrel. The period ended with the Benchmark Futures Contract at $82.31 per barrel, up approximately 13.203% over the period.   USBO’s NAV began the period at $50.00 per unit and ended the period at $55.29 per unit, an increase of approximately 10.58% over the period.  USBO’s NAV reached its high for the period on August 3, 2010 at $55.95 per unit and reached its low for the period on July 6, 2010 at $48.57 per unit. The Benchmark Futures Contract prices listed above began with the July 2010 contract and ended with the November 2010 contract.  The return of approximately 13.203% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark”.

During the nine months ended September 30, 2010, the level of contango remained mildly steep, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories in the United States, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the remainder of 2009 and the beginning of 2010. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the nine months ended September 30, 2010. The Brent crude oil futures market remained in mild contango through the end of September 2010.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns.”

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

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units.  As of September 30, 2010, USBO had issued 200,000 units, all of which were outstanding.  As of September 30, 2010, there were 49,800,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2010

A comparison of USBO’s results of operations for the nine months ended September 30, 2009 and 2010 has not been provided because USBO had not commenced operations as of September 30, 2009.  In addition, as USBO did not commence operations until June 1, 2010, the results of operations do not reflect a full nine-month period of operations.

As of September 30, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $496,720, and USBO established cash deposits, including cash investments in money market funds, that were equal to $10,573,190. USBO held 86.63% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.37% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on September 30, 2010 was $55.29.

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

During the nine months ended September 30, 2010, the daily average total net assets of USBO were $10,371,026.  The management fee incurred by USBO during the period amounted to $25,785.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2010 was $67,181.  For the nine months ended September 30, 2010, USBO did not incur any fees or other expenses relating to the registration or offering of additional units.  During the nine months ended September 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver was $58,502.  For the nine months ended September 30, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $92,966, and after allowance for the expense waiver, totaled $34,464.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USBO shares these fees and expenses with the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”) based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage. Effective as of April 1, 2010, USBO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USBO, USOF, USNG, US12OF, UGA, USHO, USSO and US12NG.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the nine months ended September 30, 2010, total commissions paid to brokers amounted to $3,681.  As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2010 represents approximately 0.11% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by the General Partner, are paid by USBO.  These costs are estimated to be $160,000 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income.  USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2010, USBO earned $2,067 in dividend and interest income on such cash and/or cash equivalents.  Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.06%.  USBO did not purchase Treasuries during the nine months ended September 30, 2010 and held only cash and/or cash equivalents during this time period.

For the Three Months Ended September 30, 2010

A comparison of USBO’s results of operations for the three months ended September 30, 2009 and 2010 has not been provided because USBO had not commenced operations as of September 30, 2009.

Portfolio Expenses. During the three months ended September 30, 2010, the daily average total net assets of USBO were $10,379,353.  The management fee incurred by USBO during the period amounted to $19,621.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2010 was $54,414.  During the three months ended September 30, 2010, USBO did not incur ongoing registration fees or other expenses relating to the registration and offering of additional units.   During the three months ended September 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver was $48,064.  For the three months ended September 30, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $74,035, and after allowance for the expense waiver, totaled $25,971.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of the General Partner and the fees and expenses of the independent directors of the General Partner who are also the General Partner’s audit committee members.  USBO shares these fees and expenses with USOF, USNG, US12OF, UGA, USHO, USSO and US12NG based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the calendar year 2010 are estimated to be a total of $1,178,870 for all funds. Directors’ expenses are expected to increase in 2010 due to an increase in the amount of directors’ and officers’ liability insurance coverage and the incurrence of the independent directors’ deferred compensation expense.  Effective as of March 3, 2009, the General Partner obtained directors’ and officers’ liability insurance covering all of the directors and officers of the General Partner. Previously, the General Partner did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.  Effective as of April 1, 2010, USBO is also responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, the General Partner and USBO, USOF, USNG, US12OF, UGA, USHO, USSO and US12NG.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries.  During the three months ended September 30, 2010, total commissions paid to brokers amounted to $2,259.  As an annualized percentage of total net assets, the figure for the three months ended September 30, 2010 represents approximately 0.09% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

USBO did not incur transaction costs related to investments in Other Natural Gas-Related Investments, including over-the-counter swaps, during the three months ended September 30, 2010.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by the General Partner, are paid by USBO. These costs are estimated to be $160,000 for the calendar year 2010.  The General Partner, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2010.  The General Partner has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended September 30, 2010, USBO earned $1,699 in dividend and interest income on such cash and/or cash equivalents.  Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. USBO did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period.

Tracking USBO’s Benchmark

USBO’s management seeks to manage USBO’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USBO’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USBO’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USBO management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USBO’s portfolio management goals do not include trying to make the nominal price of USBO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for Brent crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended September 30, 2010, the simple average daily change in the Benchmark Futures Contract was 0.319%, while the simple average daily change in the NAV of USBO over the same time period was 0.314%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.116%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USBO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2010.  The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contracts since inception.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to September 30, 2010, the simple average daily change in the Benchmark Futures Contract was 0.134%, while the simple average daily change in the NAV of USBO over the same time period was 0.131%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.860%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative tracking measurement of the return performance of USBO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of USBO, measured by changes in its NAV, versus the expected changes in its NAV under the assumption that USBO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the nine months ended September 30, 2010, the actual total return of USBO as measured by changes in its NAV was 10.58%. This is based on an initial NAV of $50.00 on June 1, 2010 and an ending NAV as of September 30, 2010 of $55.29. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USBO would have had an estimated NAV of $55.45 as of September 30, 2010, for a total return over the relevant time period of 10.90%. The difference between the actual NAV total return of USBO of 10.58% and the expected total return based on the Benchmark Futures Contract of 10.90% was an error over the time period of -0.32%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage.  Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2010, USBO received dividend and interest income of $2,067, which is equivalent to a weighted average income rate of 0.06% for such period.  During the nine months ended September 30, 2010, USBO did not collect any income from its Authorized Purchasers for creating or redeeming baskets of units.  During the nine months ended September 30, 2010, USBO incurred net expenses of $34,464. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(32,397), which is equivalent to an annualized weighted average net income rate of (0.94)% for the nine months ended September 30, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade. In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash and cash equivalents. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2010. Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV. When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of the General Partner), USBO will realize a net yield that will tend to cause daily changes in the NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the nine months ended September 30, 2010, USBO earned, on an annualized basis, approximately 0.06% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees and approximately 0.11% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.14% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.94% and affected USBO’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract.  During the nine months ended September 30, 2010, USBO did not hold any Other Crude Oil-Related Investments.  If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

Term Structure of Crude Oil Futures Prices and the Impact on Total Returns.  Several factors determine the total return from investing in a futures contract position. One factor that impacts the total return that will result from investing in near month futures contracts and “rolling” those contracts forward each month is the price relationship between the current near month contract and the next month contract. For example, if the price of the near month contract is higher than the next month contract (a situation referred to as “backwardation” in the futures market), then absent any other change there is a tendency for the price of a next month contract to rise in value as it becomes the near month contract and approaches expiration. Conversely, if the price of a near month contract is lower than the next month contract (a situation referred to as “contango” in the futures market), then absent any other change there is a tendency for the price of a next month contract to decline in value as it becomes the near month contract and approaches expiration.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango.  However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and for the balance of 2009.  The crude oil futures market remained in contango through September 30, 2010. The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

Periods of contango or backwardation do not materially impact USBO’s investment objective of having the percentage changes in its per unit NAV track the percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the percentage changes in price of both USBO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Brent Crude Oil Market. During the nine months ended September 30, 2010, Brent crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the third quarter of the year. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Brent crude oil prices finished the third quarter of 2010 approximately 1.1% lower than at the beginning of the year, though investors looked forward to continued improvements in the global economy. Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that Brent crude oil prices could further retreat from their current levels.

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

For the ten year time period between 2000 and 2009, the chart below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in Brent crude oil had a strong positive correlation to movements in unleaded gasoline and heating oil.  There was also a very strong correlation to movements in U.S. West Texas Intermediate Crude Oil.

10 Year Correlation Matrix 2000-2009	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.259	0.966	0.152	0.135	0.087	0.162
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.237	-0.127	-0.214	-0.078	-0.170
Global Equities (FTSE World Index)			1.000	0.246	0.196	0.165	0.251
Crude Oil (WTI)				1.000	0.724	0.783	0.963
Unleaded Gasoline					1.000	0.613	0.755
Heating Oil						1.000	0.768
Brent Oil							1.000
Source: Bloomberg, NYMEX
PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one year period ended September 30, 2010, Brent crude oil continued to have a strong positive correlation with West Texas Intermediate Crude Oil, unleaded gasoline, and Heating Oil. The correlation between Brent crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2009, displayed results that indicated that they had a positive correlation over this shorter time period. Finally, the results showed that Brent crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2009, were weakly negatively correlated over this more recent time period.

Correlation Matrix 12 months ended September 30, 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.504	0.973	0.715	0.676	0.717	0.758
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.504	-0.559	-0.569	-0.587	-0.421
Global Equities (FTSE World Index)			1.000	0.743	0.687	0.748	0.766
Crude Oil				1.000	0.958	0.943	0.956
Unleaded Gasoline					1.000	0.914	0.943
Heating Oil						1.000	0.954
Brent Oil							1.000
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

The correlations between Brent crude oil, U.S. West Texas Intermediate Crude Oil, heating oil and gasoline are relevant because the General Partner endeavors to invest USBO’s assets in Futures Contracts and Other Crude Oil-Related Investments so that daily changes in percentage terms in USBO’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract. If certain other fuel-based commodity Futures Contracts do not closely correlate with the Benchmark Futures Contract, then their use could lead to greater tracking error. As noted above, the General Partner also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of Brent crude oil.

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

The General Partner has evaluated the nature and types of estimates that it makes in preparing USBO’s condensed financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by USBO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, USBO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USBO currently generates cash primarily from (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests. USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USBO’s account at its custodian bank. Income received from USBO’s money market funds is paid to USBO.  During the nine months ended September 30, 2010, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets.  During the nine months ended September 30, 2010, USBO was forced to use other assets to pay cash expenses, which could cause a drop in USBO’s NAV over time.  To the extent expenses exceed income, USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts.  During the nine months ended September 30, 2010, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USBO, all payments with respect to USBO’s expenses were paid by the General Partner.  USBO does not have an obligation or intention to refund such payments by the General Partner.  The General Partner is under no obligation to pay USBO’s current or future expenses. Since the initial offering of units, USBO has been responsible for expenses relating to (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including certain tax reporting costs, (v) fees and expenses of the independent directors of the General Partner and (vi) other extraordinary expenses not in the ordinary course of business, while the General Partner has been responsible for expenses relating to the fees of USBO’s marketing agent, administrator and custodian and registration expenses relating to the initial offering of units. If the General Partner and USBO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USBO will terminate and investors may lose all or part of their investment.

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

USBO’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Crude Oil-Related Investments markets and the relationships among the contracts held by USBO. The limited experience that USBO has had in utilizing its model to trade in Crude Oil Interests in a manner intended to track the changes in the spot price of Brent crude oil, as well as drastic market occurrences, could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

The General Partner attempts to manage the credit risk of USBO by following various trading limitations and policies. In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. The General Partner has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure. UBS Securities LLC, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USBO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading.  During the nine months ended September 30, 2010, the only foreign exchange on which USBO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” of this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2010, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $10,573,190.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of September 30, 2010, USBO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USBO. While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

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

The General Partner agreed to pay the start-up costs associated with the formation of USBO, primarily its legal, accounting and other costs in connection with the General Partner’s registration with the CFTC as a CPO and the registration and listing of USBO and its units with the SEC, FINRA and the NYSE Arca, respectively. However, since USBO’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USBO have been directly borne on an ongoing basis by USBO, and not by the General Partner.

The General Partner pays the fees of USBO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USBO’s condensed financial statements and its SEC and CFTC reports.  USBO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are borne by the General Partner. The General Partner, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2010. The General Partner has no obligation to continue such payments into subsequent periods.

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

As of September 30, 2010, USBO’s portfolio consisted of 133 Brent Crude Oil Futures CO contracts traded on the ICE Futures.  For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

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

To protect itself from the credit risk that arises in connection with such contracts, USBO may enter into agreements with each counterparty that provide for the netting of its overall exposure to such counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USBO also may require that the counterparty be highly rated and/or provide collateral or other credit support to address USBO’s exposure to the counterparty. In addition, it is also possible for USBO and its counterparty to agree to clear their transactions under the agreement through an established futures clearinghouse such as those connected to the NYMEX or the ICE Futures. In that event, USBO would no longer bear the credit risk of its original counterparty, as the clearinghouse would now be USBO’s counterparty. USBO would still retain any price risk associated with its transaction and would be required to deposit margin to secure the clearinghouse’s exposure to USBO.

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

During the nine months ended September 30, 2010, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USBO was not exposed to counterparty risk.

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

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There has not been a material change from the risk factors previously disclosed in USBO’s Registration Statement on Form S-1, which was declared effective by the SEC on May 27, 2010, and USBO's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on August 16, 2010.

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

Date:  November 15, 2010

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date:  November 15, 2010