Form 10-K
period 2010-12-31
United States Brent Oil Fund, LP
filed 2011-03-30
CIK 1472494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2010.
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145
Alameda, California 94502
(Address of principal executive offices) (Zip code)

(510) 522-9600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Units of United States Brent Oil Fund, LP	NYSE Arca, Inc.
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2010 was: $10,196,000.

 The registrant had 900,000 outstanding units as of March 29, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:
None.

UNITED STATES BRENT OIL FUND, LP

Part IV.
Item 15. Exhibits and Financial Statement Schedules.	132

Exhibit Index.	132

Signatures	134

Part I

Item 1.     Business.

What is USBO?

The United States Brent Oil Fund, LP (“USBO”) is a Delaware limited partnership organized on September 2, 2009. USBO maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502. USBO is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”).  It operates pursuant to the terms of the Second Amended and Restated Agreement of Limited Partnership dated as of May 4, 2010 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange ( the “ICE Futures”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USBO’s expenses.  USBO’s units began trading on June 2, 2010.  USCF is the general partner of USBO and is responsible for the management of USBO.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005.  Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC.  It maintains its main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502.  USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”).  Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares.  Wainwright is a holding company. Wainwright previously owned an insurance company organized under Bermuda law, which has been liquidated, and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders.  USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

On May 12, 2005, USCF formed the United States Oil Fund, LP (“USOF”), another limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the New York Mercantile Exchange (the “NYMEX”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses. USOF’s units began trading on April 10, 2006.  USCF is the general partner of USOF and is responsible for the management of USOF.

On September 11, 2006, USCF formed the United States Natural Gas Fund, LP (“USNG”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses.  USNG’s units began trading on April 18, 2007.  USCF is the general partner of USNG and is responsible for the management of USNG.

On June 27, 2007, USCF formed the United States 12 Month Oil Fund, LP (“US12OF”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts,  except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12OF’s expenses.  When calculating the daily movement of the average price of the 12 contracts, each contract month will be equally weighted.  US12OF’s units began trading on December 6, 2007.  USCF is the general partner of US12OF and is responsible for the management of US12OF.

On April 13, 2007, USCF formed the United States Gasoline Fund, LP (“UGA”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of gasoline, as measured by the changes in the price of the futures contract on unleaded gasoline (also known as reformulated gasoline blendstock for oxygen blending, or “RBOB”), for delivery to the New York harbor, traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less UGA’s expenses.  UGA’s units began trading on February 26, 2008.  USCF is the general partner of UGA and is responsible for the management of UGA.

On April 13, 2007, USCF formed the United States Heating Oil Fund, LP (“USHO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil (also known as No. 2 fuel oil) delivered to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USHO’s expenses.  USHO’s units began trading on April 9, 2008.  USCF is the general partner of USHO and is responsible for the management of USHO.

On June 30, 2008, USCF formed the United States Short Oil Fund, LP (“USSO”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USSO’s expenses.  USSO’s units began trading on September 24, 2009.  USCF is the general partner of USSO and is responsible for the management of USSO.

On June 27, 2007, USCF formed the United States 12 Month Natural Gas Fund, LP (“US12NG”), also a limited partnership that is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following eleven consecutive months, less US12NG’s expenses.  When calculating the daily movement of the average price of the 12 months contracts, each contract month will be equally weighted.  US12NG’s units began trading on November 18, 2009.  USCF is the general partner of US12NG and is responsible for the management of US12NG.

On April 1, 2010, USCF, in its role as sponsor, formed the United States Commodity Index Fund (“USCI”), as a series of the United States Commodity Index Funds Trust, a Delaware statutory trust (the “Trust”).  USCI is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USCI is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total Return (the “Commodity Index”), less USCI’s expenses.  USCI’s units began trading on August 10, 2010.  USCF is the sponsor of USCI and is responsible for the management of USCI.

USOF, USNG, US12OF, UGA, USHO, USSO, US12NG and USCI are collectively referred to herein as the “Related Public Funds”.  For more information about each of the Related Public Funds, investors in USBO may call 1-800-920-0259 or go online to www.unitedstatescommodityfunds.com.

USCF has filed a registration statement for three other exchange-traded security funds, the United States Metals Index Fund (“USMI”), the United States Agriculture Index Fund (“USAI”) and the United States Copper Index Fund (“USCUI”), each of which is a series of the Trust.  The investment objective of USMI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Metals Index Total Return (the “Metals Index”), less USMI’s expenses.  The investment objective of USAI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total Return (the “Agriculture Index”), less USAI’s expenses.  The investment objective of USCUI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Copper Index Total Return (the “Copper Index”), less USCUI’s expenses.

USCF is required to evaluate the credit risk of USBO to the futures commission merchant, oversee the purchase and sale of USBO’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USBO and manage USBO’s investments.  USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for USBO (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USBO.

Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis.  If USCF voluntarily withdraws as general partner, however, the holders of a majority of USBO’s outstanding units (excluding for purposes of such determination units owned, if any, by the withdrawing USCF and its affiliates) may elect its successor.  USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of USBO’s outstanding units (excluding units owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors, some of whom are also its executive officers (the “Management Directors”), and three independent directors who meet the independent director requirements established by the NYSE Arca and the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Notwithstanding the foregoing, the Management Directors have the authority to manage USCF pursuant to its limited liability company agreement, as amended from time to time.  Through its Management Directors, USCF manages the day-to-day operations of USBO.  The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III).  For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USBO Operate?

The net assets of USBO consist primarily of investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the “NYMEX, or other U.S. and foreign exchanges (collectively, “Futures Contracts”). USBO may also invest in other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K.

USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments.  In pursuing this objective, the primary focus of USCF is the investment in Futures Contracts and the management of USBO’s investments in short-term obligations of the United States of two years or less (“Treasuries”), cash and/or cash equivalents for margining purposes and as collateral.

The investment objective of USBO is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract on Brent crude oil as traded on ICE Futures that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case  it will be measured by the futures contract that is the next month contract to expire, less USBO’s expenses.  It is not the intent of USBO to be operated in a fashion such that its NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil.

USBO seeks to achieve its investment objective by investing in a mix of Futures Contracts and Other Crude Oil-Related Investments such that the changes in its NAV will closely track the changes in the price of the futures contract on Brent crude oil as traded on the ICE Futures (the “Benchmark Futures Contract”).  USCF believes changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of Brent crude oil.  On any valuation day (a valuation day is any NYSE Arca trading day as of which USBO calculates its NAV as described herein), the Benchmark Futures Contract is the near month contract for Brent crude oil traded on the ICE Futures unless the near month contract will expire within two weeks of the valuation day, in which case the Benchmark Futures Contract is the next month contract for Brent crude oil traded on the ICE Futures.

As a specific benchmark, USCF endeavors to place USBO’s trades in Futures Contracts and Other Crude Oil-Related Investments and otherwise manage USBO’s investments so that A will be within plus/minus 10 percent of B, where:

•	A is the average daily change in USBO’s NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which USBO calculates its NAV, and
•	B is the average daily change in the price of the Benchmark Futures Contract over the same period.

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in Brent crude oil prices.  An investment in the units allows both retail and institutional investors to easily gain this exposure to the Brent crude oil market in a transparent, cost-effective manner.

The Benchmark Futures Contract will be changed from the near month contract to the next month contract over a four-day period. Each month, the Benchmark Futures Contract will change starting at the end of the day on the date two weeks prior to expiration of the near month contract for that month. During the first three days of the period, the applicable value of the Benchmark Futures Contract will be based on a combination of the near month contract and the next month contract as follows: (1) day 1 will consist of 75% of the then near month contract’s total return for the day, plus 25% of the total return for the day of the next month contract, (2) day 2 will consist of 50% of the then near month contract’s total return for the day, plus 50% of the total return for the day of the next month contract, and (3) day 3 will consist of 25% of the then near month contract’s total return for the day, plus 75% of the total return for the day of the next month contract. On day 4, the Benchmark Futures Contract will be the next month contract to expire at that time and that contract will remain the Benchmark Futures Contract until the beginning of following month’s change in the Benchmark Futures Contract over a four-day period.

On each day during the four-day period, USCF “rolls” USBO’s positions in oil investments by closing, or selling, a percentage of USBO’s positions in Crude Oil Interests and reinvesting the proceeds from closing those positions in new Crude Oil Interests that reflect the change in the Benchmark Futures Contract.

The anticipated dates that the monthly four-day roll period will commence for 2011 are posted on USBO’s website at www.unitedstatesbrentoilfund.com, and are subject to change without notice.

USCF believes that market arbitrage opportunities cause daily changes in USBO’s unit price on the NYSE Arca to closely track daily changes in USBO’s NAV per unit.  USCF further believes that the daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in the spot price of Brent crude oil.  USCF believes that the net effect of these two relationships and the expected relationship described above between USBO’s NAV and the Benchmark Futures Contract will be that the daily changes in the price of USBO’s units on the NYSE Arca will continue to closely track the daily changes in the spot price of a barrel of Brent crude oil, less USBO’s expenses.

The expected correlation of the price of USBO’s units, USBO’s NAV and the price of the Benchmark Futures Contract and the spot price of Brent crude oil is illustrated in the following diagram:

USCF employs a “neutral” investment strategy intended to track changes in the price of the Benchmark Futures Contract regardless of whether the price goes up or goes down.  USBO’s “neutral” investment strategy is designed to permit investors generally to purchase and sell USBO’s units for the purpose of investing indirectly in Brent crude oil in a cost-effective manner, and/or to permit participants in the oil or other industries to hedge the risk of losses in their Brent crude oil-related transactions.  Accordingly, depending on the investment objective of an individual investor, the risks generally associated with investing in Brent crude oil and/or the risks involved in hedging may exist.  In addition, an investment in USBO involves the risk that the changes in the price of USBO’s units will not accurately track the changes in the Benchmark Futures Contract.

The Benchmark Futures Contracts are changed from the near month contract to expire to the next month contract during one day each month.  On that day, USCF “rolls” USBO’s positions by closing, or selling, USBO’s Crude Oil Interests and reinvesting the proceeds from closing those positions in new Crude Oil Interests that reflect the change in the Benchmark Futures Contract.

The anticipated monthly dates on which the Benchmark Futures Contract will be changed and USBO’s Other Crude Oil-Related Investments will “rolled” in 2011 are posted on USBO’s website at www.unitedstatesbrentoilfund.com, and are subject to change without notice.

USBO’s total portfolio composition is disclosed on its website each day that the NYSE Arca is open for trading.  The website disclosure of portfolio holdings is made daily and includes, as applicable, the name and value of each Crude Oil Interest, the specific types of Other Crude Oil-Related Investments and characteristics of such Other Crude Oil-Related Investments, Treasuries, and amount of cash and/or cash equivalents held in USBO’s portfolio.  USBO’s website is publicly accessible at no charge.  USBO’s assets are held in segregated accounts pursuant to the Commodity Exchange Act (the “CEA”) and CFTC regulations.

The units issued by USBO may only be purchased by Authorized Purchasers and only in blocks of 100,000 units called Creation Baskets.  The amount of the purchase payment for a Creation Basket is equal to the aggregate NAV of units in the Creation Basket.  Similarly, only Authorized Purchasers may redeem units and only in blocks of 100,000 units called Redemption Baskets.  The purchase price for Creation Baskets, and the redemption price for Redemption Baskets is the actual NAV of the units purchased or redeemed calculated at the end of the business day when notice for a purchase or redemption is received by USBO.  In addition, Authorized Purchasers pay USBO a $1,000 fee for each order placed to create one or more Creation Baskets or redeem one or more Redemption Baskets.  The NYSE Arca publishes an approximate NAV intra-day based on the prior day’s NAV and the current price of the Benchmark Futures Contract, but the basket price is determined based on the actual NAV at the end of the day.

While USBO issues units only in Creation Baskets, units may also be purchased and sold in much smaller increments on the NYSE Arca.  These transactions, however, are effected at the bid and ask prices established by specialist firm(s).  Like any listed security, units can be purchased and sold at any time a secondary market is open.

What is USBO’s Investment Strategy?

In managing USBO’s assets, USCF does not use a technical trading system that issues buy and sell orders.  USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Crude Oil Investments, such as the Benchmark Futures Contract, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

As an example, assume that a Creation Basket is sold by USBO, and that USBO’s closing NAV per unit is $50.00.  In that case, USBO would receive $5,000,000 in proceeds from the sale of the Creation Basket ($50.00 NAV per unit multiplied by 100,000 units, and excluding the Creation Basket fee of $1,000).  If one were to assume further that USCF wants to invest the entire proceeds from the Creation Basket in the Benchmark Futures Contract and that the market value of the Benchmark Futures Contract is $59,950, USBO would be unable to buy the exact number of Benchmark Futures Contracts with an aggregate market value equal to $5,000,000.  Instead, USBO would be able to purchase 83 Benchmark Futures Contracts with an aggregate market value of $4,975,850.  Assuming a margin requirement equal to 10% of the value of the Benchmark Futures Contract, USBO would be required to deposit $497,585 in Treasuries and cash with the futures commission merchant through which the Benchmark Futures Contracts were purchased.  The remainder of the proceeds from the sale of the Creation Basket, $4,502,415, would remain invested in cash, cash equivalents and Treasuries as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions.

The specific Futures Contracts purchased depends on various factors, including a judgment by USCF as to the appropriate diversification of USBO’s investments in futures contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts.  While USCF has made significant investments in ICE Futures Contracts, as USBO reaches certain accountability levels or position limits on the ICE Futures, or for other reasons, it may invest in Futures Contracts traded on other exchanges or may invest in Other Crude Oil-Related Investments such as contracts in the “over-the-counter” market.

USCF does not anticipate letting USBO’s Futures Contracts expire and taking delivery of the underlying commodity.  Instead, USCF closes existing positions, e.g., when it changes the Benchmark Futures Contract or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts or Other Crude Oil-Related Investments.  Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

By remaining invested as fully as possible in Futures Contracts or Other Crude Oil-Related Investments, USCF believes that the changes in percentage terms in USBO’s NAV will continue to closely track the changes in percentage terms in the prices of the Benchmark Futures Contract.  USCF believes that certain arbitrage opportunities result in the price of the units traded on the NYSE Arca closely tracking the NAV of USBO.  Additionally, crude oil futures contracts traded on the ICE Futures have closely tracked the spot price of Brent crude oil.  Based on these expected interrelationships, USCF believes that the changes in the price of USBO’s units traded on the NYSE Arca have closely tracked and will continue to closely track the changes in the spot price of Brent crude oil.  For performance data relating to USBO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking USBO’s Benchmark” in this annual report on Form 10-K.

What are Futures Contracts?

In a Futures Contract, one party agrees to buy a commodity such as Brent crude from the other party at a later date at a price and quantity agreed upon when the contract is made.  Futures contracts are traded on futures exchanges.  For example, Brent crude Futures Contracts traded on the ICE Futures Exchange trade in units of 1,000 barrels.  The Brent crude Futures Contracts traded on the ICE Futures Exchange are priced by an electronic, screen-based system that determines the price by matching electronically offers to purchase and sell.

Certain typical and significant characteristics of Futures Contracts are discussed below.  Additional risks of investing in Futures Contracts are included in Item 1A.  “Risk Factors” in this annual report on Form 10-K.

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. The Benchmark Futures Contract is currently traded on the ICE Futures Exchange without specific accountability levels or position limits.  However, the ICE Futures Exchange’s daily position management regime requires that any position greater than 500 contracts in the nearest two months to expire must be reported to the ICE Futures Exchange on a daily basis.  The ICE Futures Exchange has powers to prevent the development of excessive positions or unwarranted speculation or any other undesirable situation and may take any steps necessary to resolve such situations including the ability to mandate limitations on the size of such positions or to reduce positions where appropriate.  Although the Benchmark Futures Contract is not subject to the same accountability levels and position limits established by U.S. designated contract markets, recent actions by the ICE Futures Exchange indicate that the exchange is actively using its oversight authority to regulate positions in its contracts.

If USBO is required to limit or reduce the size of its positions in Brent crude oil contracts on the ICE Futures Exchange, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the NYMEX or other exchanges that trade listed crude oil futures.  The Futures Contracts available on the NYMEX are comparable to the contracts on the ICE Futures Exchange, but they may have different underlying commodities, sizes, deliveries, and prices.  In addition, the Futures Contracts available on the NYMEX may be subject to accountability levels and position limits.

The CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short Futures Contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USBO is not) may hold, own or control.  The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity.  In addition, most U.S. futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts.  Currently the ICE Futures Exchange imposes position and accountability limits that are similar to those imposed by the NYMEX for all of its U.S.-linked futures and options contracts, but does not limit the maximum daily price fluctuation.

The accountability levels for the Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions.  The current accountability level for net long or short positions at any one time in the NYMEX Contract for light, sweet crude oil Futures Contracts is 20,000 net contracts.  If USBO exceeds this accountability level for positions in light, sweet crude oil Futures Contracts, the NYMEX will monitor USBO’s exposure and may ask for further information on USBO’s activities including the total size of all positions, investment and trading strategy, and the extent of USBO’s liquidity resources. If deemed necessary by the NYMEX, it could also order USBO and the Related Public Funds to reduce their aggregate position back to the accountability level.  There are no specific position accountability levels or limits, nor are there are any maximum daily price fluctuation limits for the ICE Brent Crude Oil (physically settled) futures contract.

If the ICE Futures Exchange or the NYMEX orders USBO to reduce its position back to a level that the ICE Futures Exchange or NYMEX deems appropriate for USBO, such a position level may impact the mix of investments in Crude Oil Interests made by USBO.  To illustrate, assume that the Benchmark Futures Contract and the unit price of USBO are each $100, and that the ICE Futures Exchange has determined that USBO may not own more than 20,000 Benchmark Futures Contracts. In such case, USBO could invest up to $2 billion of its daily net assets in the Benchmark Futures Contract (i.e., $100 per contract multiplied by 1,000 (a Benchmark Futures Contract is a contract for 1,000 barrels) multiplied by 20,000 contracts) before reaching the position level imposed by the ICE Futures Exchange.  Once the daily net assets of the portfolio exceed $2 billion in the Benchmark Futures Contract, the portfolio may not be able to take any further positions in the Benchmark Futures Contract, depending on whether the ICE Futures Exchange imposes limits.  If the ICE Futures Exchange does impose limits at the $2 billion level (or another level), USBO anticipates that it will invest the majority of its assets above that level in a mix of other Futures Contracts or Other Crude Oil-Related Investments.

See “Item 1A. Risk Factors—Risks Associated With Investing Directly or Indirectly in Brent Crude Oil—Regulation of the commodity interests and energy markets is extensive and constantly changing; future regulatory developments are impossible to predict but may significantly and adversely affect USBO” in this annual report on Form 10-K.

In addition to accountability levels, the ICE Futures Exchange and the NYMEX impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USBO will run up against such position limits because USBO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract.

U.S. futures exchanges, including the NYMEX, also limit the amount of price fluctuation for Futures Contracts.  For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for Futures Contracts. This limit is initially based off the previous trading day’s settlement price. If any Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point.  If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt.  There is no maximum price fluctuation limit during any one trading session.

Currently, U.S. futures exchanges, including the NYMEX, do not implement fixed position limits for futures contracts held outside of the last few days of trading in the near month contract to expire.  However, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, requires the CFTC to establish aggregate position limits that apply to both cleared and uncleared commodity swaps in addition to exchange-traded futures contracts held by an entity and certain of its affiliates.  Such position limits could limit USBO’s ability to invest in accordance with its investment objective.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on USBO is impossible to predict, but it could be substantial and adverse.

USBO anticipates that to the extent it invests in Futures Contracts other than Brent crude oil contracts (such as futures contracts for light, sweet crude oil, natural gas, heating oil, and gasoline) and Other Crude Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Crude Oil-Related Investments against the current Benchmark Futures Contract.

Examples of the position and price limits currently imposed are as follows:

Futures Contract	Position Accountability Levels and Limits	Maximum Daily Price Fluctuation
ICE Brent Crude Futures (physically settled)	There are no position limits.	There is no maximum daily price fluctuation limit.
NYMEX Brent Crude (financially settled)	Any one month: 20,000 net futures/all months: 20,000 net futures, but not to exceed 2,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.
NYMEX Light, Sweet Crude Oil (physically settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.
$10.00 per barrel ($10,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $10.00 per barrel in either direction. If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

NYMEX Light, Sweet Crude Oil (financially settled)	Any one month: 20,000 net futures / all months: 20,000 net futures, but not to exceed 2,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.
ICE West Texas Intermediate (“WTI”) Crude Futures (financially settled)	Any one month: 10,000 net futures / all months: 20,000 net futures, but not to exceed 3,000 contracts in the last three days of trading in the spot month.	There is no maximum daily price fluctuation limit.
NYMEX Heating Oil (physically settled)	Any one month: 5,000 net futures / all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

NYMEX Gasoline (physically settled)	Any one month: 5,000 net futures / all months: 7,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
$0.25 per gallon ($10,500 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $0.25 per gallon in either direction. If another halt were triggered, the market would continue to be expanded by $0.25 per gallon in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

NYMEX Natural Gas (physically settled)	Any one month: 6,000 net futures / all months: 12,000 net futures, but not to exceed 1,000 contracts in the last three days of trading in the spot month.
$3.00 per million British thermal units (“mmBtu”) ($30,000 per contract) for all months. If any contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes. When trading resumes, the limit is expanded by $3.00 per mmBtu in either direction. If another halt were triggered, the market would continue to be expanded by $3.00 per mmBtu in either direction after each successive five-minute trading halt. There will be no maximum price fluctuation limits during any one trading session.

Price Volatility.  Despite daily price limits, the price volatility of Futures Contracts generally has been historically greater than that for traditional securities such as stocks and bonds.  Price volatility often is greater day-to-day as opposed to intra-day. Futures Contracts tend to be more volatile than stocks and bonds because price movements for crude oil are more currently and directly influenced by economic factors for which current data is available and are traded by crude oil futures traders throughout the day.  These economic factors include changes in interest rates; governmental, agricultural, trade, fiscal, monetary and exchange control programs and policies; weather and climate conditions; changing supply and demand relationships; changes in balances of payments and trade; U.S. and international rates of inflation; currency devaluations and revaluations; U.S. and international political and economic events; and changes in philosophies and emotions of market participants.  Because USBO invests a significant portion of its assets in Futures Contracts, the assets of USBO, and therefore the prices of USBO units, may be subject to greater volatility than traditional securities.

Marking-to-Market Futures Positions.  Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly.  This process of marking-to-market is designed to prevent losses from accumulating in any futures account.  Therefore, if USBO’s futures positions have declined in value, USBO may be required to post additional variation margin to cover this decline.  Alternatively, if USBO’s futures positions have increased in value, this increase will be credited to USBO’s account.

What is the Crude Oil Market and the Petroleum-Based Fuel Market?

USBO may purchase Futures Contracts traded on the ICE Futures Exchange that are based on Brent crude oil.  It may also purchase contracts on other exchanges, including NYMEX and the Singapore Exchange. The contracts provide for delivery of several grades of domestic and internationally traded foreign crudes, and, among other things, serve the diverse needs of the physical market.  In Europe, Brent crude oil is the standard for futures contracts and is primarily traded on the ICE Futures Exchange. Brent crude oil is the price reference for two-thirds of the world’s traded oil.  The ICE Brent Futures is a deliverable contract with an option to cash settle which trades in units of 1,000 barrels (42,000 U.S. gallons).  The ICE Futures Exchange also offers a WTI Futures contract which trades in units of 1,000 barrels. The WTI Futures contract is cash settled against the prevailing market price for U.S. light, sweet crude oil.

Brent Crude Oil.  Crude oil is the world’s most actively traded commodity.  The futures contracts for Brent crude oil that are traded on the ICE Futures Exchange are the world’s second most liquid forum for crude oil trading, as well as the world’s second largest volume futures contract trading on a physical commodity.  Due to the liquidity and price transparency of light, sweet crude oil futures contracts, they are used as a principal international pricing benchmark.  The futures contracts for Brent crude oil trade on the ICE Futures Exchange in units of 1,000 U.S. barrels and, if not closed out before maturity, will result in delivery of oil to Sullom Voe, an oil terminal located in the Shetland Island near Scotland, which is also accessible to the international spot markets by tanker.

The price of crude oil is established by the supply and demand conditions in the global market overall, and more particularly, in the main refining centers of Singapore, Northwest Europe, and the U.S. Gulf Coast.  Demand for petroleum products by consumers, as well as agricultural, manufacturing and transportation industries, determines demand for crude oil by refiners.  Since the precursors of product demand are linked to economic activity, crude oil demand will tend to reflect economic conditions. However, other factors such as weather also influence product and crude oil demand.  The price of Brent crude oil has historically exhibited periods of significant volatility.

Heating Oil.  Heating oil, also known as No. 2 fuel oil, accounts for approximately 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline.  The heating oil futures contract listed and traded on the NYMEX, trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market-trading center.  The price of heating oil has historically been volatile.

Gasoline.  Gasoline is the largest single volume refined product sold in the U.S. and accounts for almost half of national oil consumption.  The gasoline futures contract listed and traded on the NYMEX, trades in units of 42,000 gallons (1,000 barrels) and is based on delivery at petroleum products terminals in the New York harbor, the major East Coast trading center for imports and domestic shipments from refineries in the New York harbor area or from the Gulf Coast refining centers.  The price of gasoline has historically been volatile.

Natural Gas.  Natural gas accounts for almost a quarter of U.S. energy consumption.  The natural gas futures contract listed and traded on the NYMEX trades in units of 10,000 mmBtu and is based on delivery at the Henry Hub in Louisiana, the nexus of 16 intra- and interstate natural gas pipeline systems that draw supplies from the region’s prolific gas deposits.  The pipelines serve markets throughout the U.S. East Coast, the Gulf Coast, the Midwest, and up to the Canadian border.  The price of natural gas has historically been volatile.

Why Does USBO Purchase and Sell Futures Contracts?

USBO’s investment objective is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the Benchmark Futures Contract, less USBO’s expenses.  USBO invests primarily in Futures Contracts.  USBO seeks to have its aggregate NAV approximate at all times the aggregate market value of the Futures Contracts (or Other Crude Oil-Related Investments) it holds.

Other than investing in Futures Contracts and Other Crude Oil-Related Investments, USBO only invests in assets to support these investments in oil interests. At any given time, most of USBO’s investments are in Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USBO’s positions in Futures Contracts and Other Crude Oil-Related Investments.  For example, the purchase of a Futures Contract with a stated value of $10 million would not require USBO to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 10% to 30% of the stated value of the Futures Contract, would be required.  To secure its Futures Contract obligations, USBO would deposit the required margin with the futures commission merchant and would separately hold, through its Custodian, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9 million (assuming a 10% margin).

As a result of the foregoing, typically 5% to 20% of USBO’s assets are held as margin in segregated accounts with a futures commission merchant.  In addition to the Treasuries or cash it posts with the futures commission merchant for the Futures Contracts it owns, USBO holds, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as margin or as collateral to support its over-the-counter contracts.  USBO earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian. USBO anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USBO reinvests the earned income, holds it in cash, or uses it to pay its expenses.  If USBO reinvests the earned income, it makes investments that are consistent with its investment objective.

What is the Flow of Units?

What are the Trading Policies of USBO?

Liquidity

USBO invests only in Futures Contracts and Other Crude Oil-Related Investments that are traded in sufficient volume to permit, in the opinion of USCF, ease of taking and liquidating positions in these financial interests.

Spot Commodities

While certain of the Futures Contracts traded on the ICE Futures can be physically settled, USBO does not intend to take or make physical delivery. USBO may from time to time trade in Other Crude Oil-Related Investments, including contracts based on the spot price of crude oil.

Leverage

While USBO’s historical ratio of initial margin to total assets has generally ranged from approximately 5% to 20%, USCF endeavors to have the value of USBO’s Treasuries, cash and/or cash equivalents, whether held by USBO or posted as margin or collateral, at all times approximate the aggregate market value of its obligations under USBO’s Futures Contracts and Other Crude Oil-Related Investments.  While USCF does not intend to leverage USBO’s assets, it is not prohibited from doing so under the LP Agreement.

Borrowings

Borrowings are not used by USBO unless USBO is required to borrow money in the event of physical delivery, USBO trades in cash commodities, or for short-term needs created by unexpected redemptions.  USBO maintains the value of its Treasuries, cash and/or cash equivalents, whether held by USBO or posted as margin or collateral, to at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Crude Oil-Related Investments.  USBO has not established and does not plan to establish credit lines.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In addition to Futures Contracts, there are also a number of listed options on the Futures Contracts on the principal futures exchanges.  These contracts offer investors and hedgers another set of financial vehicles to use in managing exposure to the crude oil market.  Consequently, USBO may purchase options on crude oil futures contracts on these exchanges in pursuing its investment objective.

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to crude oil.  These derivatives transactions (also known as over-the-counter contracts) are usually entered into between two parties.  Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants.  Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available.  Many of these over-the-counter contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Futures Contracts.  Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the crude oil spot price, forward crude oil price, the Benchmark Futures Contract price, or other crude oil futures contract price.  For example, USBO may enter into over-the-counter derivative contracts whose value will be tied to changes in the difference between the crude oil spot price, the Benchmark Futures Contract price, or some other futures contract price traded on the NYMEX or ICE Futures and the price of other Futures Contracts that may be invested in by USBO.

To protect itself from the credit risk that arises in connection with such contracts, USBO may enter into agreements with each counterparty that provide for the netting of its overall exposure to its counterparty, such as the agreements published by the International Swaps and Derivatives Association, Inc. USBO will also require that the counterparty be highly rated and/or provide collateral or other credit support to address USBO’s exposure to the counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by USCF’s Board. Furthermore, USCF on behalf of USBO only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the U.S. Securities and Exchange Commission (the “SEC”), (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by USCF’s Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF.

USBO anticipates that the use of Other Crude Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USBO.

USBO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract.  USBO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of USBO to changes in the price relationship between futures contracts which will expire sooner and those that will expire later.  USBO would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USBO, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in crude oil prices.

USBO would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts. USBO would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of USBO or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in crude oil prices.

USBO has not employed any hedging methods since all of its investments have been made over an exchange. Therefore, USBO has not been exposed to counterparty risk.

Pyramiding

USBO has not and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

BBH&Co. is the registrar and transfer agent for the units. BBH&Co. is also the Custodian for USBO.  In this capacity, BBH&Co. holds USBO’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement.  In addition, in its capacity as Administrator for USBO, BBH&Co. performs certain administrative and accounting services for USBO and prepares certain SEC and CFTC reports on behalf of USBO.  USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is not a publicly held company nor is it insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Banking Department.  BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

USBO also employs ALPS Distributors, Inc. as a Marketing Agent.  USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of units exceed ten percent (10%) of the gross proceeds of the offering.

ALPS’s principal business address is 1290 Broadway, Suite 1100, Denver, CO  80203.  ALPS is the marketing agent for USBO.  ALPS is a broker-dealer registered with the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

UBS Securities LLC (“UBS Securities”) is USBO’s futures commission merchant. USBO and UBS Securities have entered into an Institutional Futures Client Account Agreement.  This Agreement requires UBS Securities to provide services to USBO in connection with the purchase and sale of oil interests that may be purchased or sold by or through UBS Securities for USBO’s account.  USBO pays the fees of UBS Securities.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901.  UBS Securities is a futures clearing broker for USBO.  UBS Securities is registered in the United States with FINRA as a broker- dealer and with the CFTC as a futures commission merchant.  UBS Securities is a member of various U.S. futures and securities exchanges.

Like most securities firms, UBS Securities is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws.  UBS AG, the ultimate parent company to UBS Securities LLC, files annual reports and quarterly reports to the SEC in which it discloses material information about UBS Securities matters, including information about any material litigation or regulatory investigations.  Actions with respect to UBS Securities’ futures commission merchant business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities.  The Complaint seeks a cease and desist order from conduct that violates the Act and regulations, to censure UBS Securities, to require UBS Securities to pay an administrative fine of an unspecified amount, and to find as fact the allegations of the Complaint.  The matter is still pending.

In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the New York Attorney General (the “NYAG”) all brought actions against UBS Securities and UBS Financial Services, Inc. (“UBS Financial”), alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial reached agreements in principle with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012.  On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter.  On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG.  On the same day, UBS Securities and UBS Financial finalized settlements with the SEC. UBS paid penalties of $75M to NYAG and an additional $75M to be apportioned among the participating NASAA states.  In March 2010, UBS and NASAA agreed on final settlement terms, pursuant to which, UBS agreed to provide client liquidity up to an additional $200 million.

On August 14, 2008 the New Hampshire Bureau of Securities Regulation filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”).  The complaint alleges fraudulent and unethical conduct in violation of New Hampshire state statues.  On April 14, 2010, UBS entered into a Consent Order resolving all of the Bureau’s claims. UBS paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation.  UBS entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20M to NHHELCO.

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000.  The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the NYMEX in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006).  Pursuant to NYMEX Rules, a block trade must be reported to the NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6).  Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close.  Because the employee broker undertook his actions within the scope of his employment, pursuant to Section 2(a)(1)(B) of the CEA, 7 U.S.C. § 2(a)(1)(B) (2006), and SEC Regulation 1.2, 17 C.F.R. § 1.2 (2009), UBS Securities is liable for the employee broker’s aiding and abetting of its customer’s violation of Section 9(a)(4) of the CEA.  The fine has been paid and the matter is now closed.

UBS Securities will act only as clearing broker for USBO and as such will be paid commissions for executing and clearing trades on behalf of USBO.  UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to USCF nor participate in the management of USCF or USBO.

UBS Securities is not affiliated with USBO or USCF.  Therefore, USBO does not believe that USBO has any conflicts of interest with UBS Securities or their trading principals arising from their acting as USBO’s futures commission merchant.

Currently, USCF does not employ commodity trading advisors for trading of USBO contracts.  USCF currently does, however, employ a trading advisor for USCI, SummerHaven Investment Management, LLC (“SummerHaven”).  If, in the future, USCF does employ commodity trading advisors for USBO, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

Fees of USBO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers*

Service Provider	Compensation Paid by USCF
Brown Brothers Harriman & Co., Custodian and Administrator
Minimum amount of $75,000 annually* for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of USBO and the Related Public Funds’ combined net assets, (b) 0.0465% for USBO and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USBO and the Related Public Funds’ combined net assets exceed $1 billion.**

ALPS Distributors, Inc., Marketing Agent	0.06% on assets up to $3 billion and 0.04% on assets in excess of $3 billion.

*	USCF pays this compensation.
**
The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  USCF also will pay transaction charge fees to BBH&Co., ranging from $7.00 to $15.00 per transaction for the funds.

Compensation to USCF

Assets	Management Fee
All assets	0.75% of NAV

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. NAV is calculated by taking the current market value of USBO’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USBO and Non-Affiliated Service Providers***

Service Provider	Compensation Paid by USBO
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell
Non-Affiliated Brokers	Approximately 0.16% of assets

***         USBO pays this compensation.

Expenses Paid by USBO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$47,800
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$5,718
Other Amounts Paid or Accrued*:	$123,325
Total Expenses Paid or Accrued:	$176,843
Expenses Waived**:	$(113,715)
Total Expenses Paid or Accrued Including Expenses Waived:	$63,128

*
Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses Paid by USBO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.09% annualized
Other Amounts Paid or Accrued:	1.93% annualized
Total Expenses Paid or Accrued:	2.77% annualized
Expenses Waived:	(1.78)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.99% annualized

Other Fees.  USBO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are paid by USCF.  These fees were approximately $160,000 for the fiscal year ended December 31, 2010.  In addition, USBO is responsible for the fees and expenses, which may include director and officers’ liability insurance, of the independent directors of USCF in connection with their activities with respect to USBO.  These director fees and expenses may be shared with USOF, USNG, US12OF, UGA, USHO, USSO and US12NG.  These fees and expenses for 2010 were $1,107,140, and USBO’s portion of such fees and expenses was $421.

Form of Units

Registered Form. Units are issued in registered form in accordance with the LP Agreement.  The Administrator has been appointed registrar and transfer agent for the purpose of transferring units in certificated form. The Administrator keeps a record of all limited partners and holders of the units in certificated form in the registry (the “Register”).  USCF recognizes transfers of units in certificated form only if done in accordance with the LP Agreement.  The beneficial interests in such units are held in book-entry form through participants and/or accountholders in the DTC.

Book Entry. Individual certificates are not issued for the units.  Instead, units are represented by one or more global certificates, which are deposited by the Administrator with DTC and registered in the name of Cede & Co., as nominee for DTC.  The global certificates evidence all of the units outstanding at any time.  Unitholders are limited to (1) participants in DTC such as banks, brokers, dealers and trust companies (“DTC Participants”), (2) those who maintain, either directly or indirectly, a custodial relationship with a DTC Participant (“Indirect Participants”), and (3) those banks, brokers, dealers, trust companies and others who hold interests in the units through DTC Participants or Indirect Participants, in each case who satisfy the requirements for transfers of units. DTC Participants acting on behalf of investors holding units through such participants’ accounts in DTC will follow the delivery practice applicable to securities eligible for DTC’s Same-Day Funds Settlement System.  Units are credited to DTC Participants’ securities accounts following confirmation of receipt of payment.

DTC. DTC is a limited purpose trust company organized under the laws of the State of New York and is a member of the Federal Reserve System, a “clearing corporation” within the meaning of the New York Uniform Commercial Code and a “clearing agency” registered pursuant to the provisions of Section 17A of the Exchange Act.  DTC holds securities for DTC Participants and facilitates the clearance and settlement of transactions between DTC Participants through electronic book-entry changes in accounts of DTC Participants.

Transfer of Units

Transfers of Units Only Through DTC. The units are only transferable through the book-entry system of DTC. Limited partners who are not DTC Participants may transfer their units through DTC by instructing the DTC Participant holding their units (or by instructing the Indirect Participant or other entity through which their units are held) to transfer the units.  Transfers are made in accordance with standard securities industry practice.

Transfers of interests in units with DTC are made in accordance with the usual rules and operating procedures of DTC and the nature of the transfer. DTC has established procedures to facilitate transfers among the participants and/or accountholders of DTC.  Because DTC can only act on behalf of DTC Participants, who in turn act on behalf of Indirect Participants, the ability of a person or entity having an interest in a global certificate to pledge such interest to persons or entities that do not participate in DTC, or otherwise take actions in respect of such interest, may be affected by the lack of a definitive security in respect of such interest.

DTC has advised USBO that it will take any action permitted to be taken by a unitholder (including, without limitation, the presentation of a global certificate for exchange) only at the direction of one or more DTC Participants in whose account with DTC interests in global certificates are credited and only in respect of such portion of the aggregate principal amount of the global certificate as to which such DTC Participant or Participants has or have given such direction.

Transfer/Application Requirements.

All purchasers of USBO’s units, and potentially any purchasers of units in the future, who wish to become limited partners or other record holders and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by USBO’s LP Agreement and is eligible to purchase USBO’s securities.  Each purchaser of units must execute a transfer application and certification.  The obligation to provide the form of transfer application is imposed on the seller of units or, if a purchase of units is made through an exchange, the form may be obtained directly through USBO.  Further, USCF may request each record holder to furnish certain information, including that record holder’s nationality, citizenship or other related status.  A record holder is a unitholder that is, or has applied to be, a limited partner.  An investor who is not a U.S. resident may not be eligible to become a record holder or one of USBO’s limited partners if that investor’s ownership would subject USBO to the risk of cancellation or forfeiture of any of USBO’s assets under any federal, state or local law or regulation.  If the record holder fails to furnish the information or if USCF determines, on the basis of the information furnished by the holder in response to the request, that such holder is not qualified to become one of USBO’s limited partners, USCF may be substituted as a holder for the record holder, who will then be treated as a non-citizen assignee, and USBO will have the right to redeem those securities held by the record holder.

A transferee’s broker, agent or nominee may complete, execute and deliver a transfer application and certification. USBO may, at its discretion, treat the nominee holder of a unit as the absolute owner.  In that case, the beneficial holder’s rights are limited solely to those that it has against the nominee holder as a result of any agreement between the beneficial owner and the nominee holder.

A person purchasing USBO’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities.  Whether or not a transfer application is received or the consent of USCF obtained, USBO’s units are securities and are transferable according to the laws governing transfers of securities.

Any transfer of units will not be recorded by the transfer agent or recognized by USCF unless a completed transfer application is delivered to USCF or the Administrator.  When acquiring units, the transferee of such units that completes a transfer application will:

•	be an assignee until admitted as a substituted limited partner upon the consent and sole discretion of USCF and the recording of the assignment on the books and records of the partnership;

•	automatically request admission as a substituted limited partner;

•	agree to be bound by the terms and conditions of, and execute, USBO’s LP Agreement;

•	represent that such transferee has the capacity and authority to enter into USBO’s LP Agreement;

•	grant powers of attorney to USCF as general partner of USBO and any liquidator of USBO; and

•	make the consents and waivers contained in USBO’s LP Agreement.

An assignee will become a limited partner in respect of the transferred units upon the consent of USCF as general partner of USBO and the recordation of the name of the assignee on USBO’s books and records.  Such consent may be withheld in the sole discretion of USCF as general partner of USBO.

If consent of USCF is withheld, such transferee shall be an assignee.  An assignee shall have an interest in the partnership equivalent to that of a limited partner with respect to allocations and distributions, including, without limitation, liquidating distributions, of the partnership.  With respect to voting rights attributable to units that are held by assignees, USCF shall be deemed to be the limited partner with respect thereto and shall, in exercising the voting rights in respect of such units on any matter, vote such units at the written direction of the assignee who is the record holder of such units.  If no such written direction is received, such units will not be voted.  An assignee shall have no other rights of a limited partner.

Until a unit has been transferred on USBO’s books, USBO and the transfer agent may treat the record holder of the unit as the absolute owner for all purposes, except as otherwise required by law or stock exchange regulations.

Withdrawal of Limited Partners

As discussed in the LP Agreement, if USCF gives at least fifteen (15) days’ written notice to a limited partner, then USCF may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of its partner capital account.  If USCF does not give at least fifteen (15) days’ written notice to a limited partner, then it may only require withdrawal of all or any portion of the capital account of any limited partner in the following circumstances: (i) the unitholder made a misrepresentation to USCF in connection with its purchase of units; or (ii) the limited partner’s ownership of units would result in the violation of any law or regulations applicable to the partnership or a partner. In these circumstances, USCF without notice may require the withdrawal at any time, or retroactively.  The limited partner thus designated shall withdraw from the partnership or withdraw that portion of its partner capital account specified, as the case may be, as of the close of business on such date as determined by USCF.  The limited partner thus designated shall be deemed to have withdrawn from the partnership or to have made a partial withdrawal from its partner capital account, as the case may be, without further action on the part of the limited partner and the provisions of the LP Agreement shall apply.

Calculating NAV

USBO’s NAV is calculated by:

•         Taking the current market value of its total assets; and

•         Subtracting any liabilities.

BBH&Co., the Administrator, calculates the NAV of USBO once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time.  Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time.  The Administrator will use the ICE Futures Exchange settlement price (a weighted average price of trades during a three minute settlement period from 2:27 p.m. to 2:30 p.m. New York time) for the contracts traded on the ICE Futures Exchange, but will calculate or determine the value of all other USBO investments, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time in accordance with the current Administrative Agency Agreement among BBH& Co., USBO and USCF, which is incorporated by reference into this annual report on Form 10-K.

In addition, in order to provide updated information relating to USBO for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value.  The indicative fund value is calculated by using the prior day’s closing NAV per unit of USBO as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active Brent crude oil Futures Contracts on the ICE Futures Exchange.  The prices reported for those Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted.  The indicative fund value unit basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the NAV, because the NAV is calculated only once at the end of each trading day based upon the relevant end of day values of USBO’s investments.

The NYSE Arca disseminates the indicative fund value through the facilities of CTA/CQ High Speed Lines. In addition, the indicative fund value is published on the NYSE Arca’s website and is available through on-line information services such as Bloomberg and Reuters.

Dissemination of the indicative fund value provides additional information that is not otherwise available to the public and is useful to investors and market professionals in connection with the trading of USBO units on the NYSE Arca. Investors and market professionals are able throughout the trading day to compare the market price of USBO and the indicative fund value.  If the market price of USBO units diverges significantly from the indicative fund value, market professionals will have an incentive to execute arbitrage trades.  For example, if USBO appears to be trading at a discount compared to the indicative fund value, a market professional could buy USBO units on the NYSE Arca and sell short futures contracts. Such arbitrage trades can tighten the tracking between the market price of USBO and the indicative fund value and thus can be beneficial to all market participants.

In addition, other Futures Contracts, Other Crude Oil-Related Investments and Treasuries held by USBO are valued by the Administrator, using rates and points received from client-approved third party vendors (such as Reuters and WM Company) and advisor quotes. These investments are not included in the indicative value.  The indicative fund value is based on the prior day’s NAV and moves up and down solely according to changes in the Benchmark Futures Contracts for Brent crude oil.

Creation and Redemption of Units

USBO creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets.  The creation and redemption of baskets are only made in exchange for delivery to USBO or the distribution by USBO of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of units included in the baskets being created or redeemed determined after 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants.  To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of USBO.  The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions.  The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USBO, without the consent of any limited partner or unitholder or Authorized Purchaser.  Authorized Purchasers pay a transaction fee of $1,000 to USBO for each order they place to create or redeem one or more baskets.  Authorized Purchasers who make deposits with USBO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USBO or USCF, and no such person will have any obligation or responsibility to USCF or USBO to effect any sale or resale of units.  As of December 31, 2010, 5 Authorized Purchasers had entered into agreements with USCF on behalf of USBO.  During the year ended December 31, 2010, USBO issued 2 Creation Baskets and redeemed 0 Redemption Baskets.

Certain Authorized Purchasers are expected to have the facility to participate directly in the physical crude oil market and the crude oil futures market.  In some cases, an Authorized Purchaser or its affiliates may from time to time acquire crude oil or sell crude oil and may profit in these instances.  USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Purchaser’s direct activities in the crude oil or securities markets will impact the price of crude oil, Futures Contracts, or the price of the units.

Each Authorized Purchaser is required to be registered as a broker-dealer under the Exchange Act and is a member in good standing with FINRA, or exempt from being or otherwise not required to be licensed as a broker-dealer or a member of FINRA, and qualified to act as a broker or dealer in the states or other jurisdictions where the nature of its business so requires.  Certain Authorized Purchasers may also be regulated under federal and state banking laws and regulations.  Each Authorized Purchaser has its own set of rules and procedures, internal controls and information barriers as it determines is appropriate in light of its own regulatory regime.

Under the Authorized Purchaser Agreement, USCF has agreed to indemnify the Authorized Purchasers against certain liabilities, including liabilities under the Securities Act of 1933, as amended, and to contribute to the payments the Authorized Purchasers may be required to make in respect of those liabilities.

The following description of the procedures for the creation and redemption of baskets is only a summary and an investor should refer to the relevant provisions of the LP Agreement and the form of Authorized Purchaser Agreement for more detail, each of which is incorporated by reference into this annual report on Form 10-K.

Creation Procedures

On any business day, an Authorized Purchaser may place an order with the Marketing Agent to create one or more baskets.  For purposes of processing purchase and redemption orders, a “business day” means any day other than a day when any of the NYSE Arca, the ICE Futures or the NYSE is closed for regular trading. Purchase orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE Arca, whichever is earlier.  The day on which the Marketing Agent receives a valid purchase order is the purchase order date.

By placing a purchase order, an Authorized Purchaser agrees to deposit Treasuries, cash, or a combination of Treasuries and cash with USBO, as described below.  Prior to the delivery of baskets for a purchase order, the Authorized Purchaser must also have wired to the Custodian the non-refundable transaction fee due for the purchase order.  Authorized Purchasers may not withdraw a creation request.

Determination of Required Deposits

The total deposit required to create each basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of USBO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to purchase is accepted as the number of units to be created under the purchase order is in proportion to the total number of units outstanding on the date the order is received.  USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets.  The Marketing Agent will publish such requirements at the beginning of each business day.  The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Purchaser who places a purchase order is responsible for transferring to USBO’s account with the Custodian the required amount of Treasuries and cash by the end of the third business day following the purchase order date.  Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Purchaser’s DTC account on the third business day following the purchase order date.  The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of USBO is borne solely by the Authorized Purchaser.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m. New York time on the date the purchase order is received, Authorized Purchasers will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket.  USBO’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent may reject a purchase order or a Creation Basket Deposit if:

•	it determines that the investment alternative available to USBO at that time will not enable it to meet its investment objective;

•	it determines that the purchase order or the Creation Basket Deposit is not in proper form;

•	it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to USBO or its unitholders;

•	the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or

•	circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

None of USCF, the Marketing Agent or the Custodian will be liable for the rejection of any purchase order or Creation Basket Deposit.

Redemption Procedures

The procedures by which an Authorized Purchaser can redeem one or more baskets mirror the procedures for the creation of baskets.  On any business day, an Authorized Purchaser may place an order with the Marketing Agent to redeem one or more baskets.  Redemption orders must be placed by 12:00 p.m. New York time or the close of regular trading on the NYSE, whichever is earlier.  A redemption order so received will be effective on the date it is received in satisfactory form by the Marketing Agent.  The redemption procedures allow Authorized Purchasers to redeem baskets and do not entitle an individual unitholder to redeem any units in an amount less than a Redemption Basket, or to redeem baskets other than through an Authorized Purchaser.  By placing a redemption order, an Authorized Purchaser agrees to deliver the baskets to be redeemed through DTC’s book-entry system to USBO not later than 3:00 p.m. New York time on the third business day following the effective date of the redemption order. Prior to the delivery of the redemption distribution for a redemption order, the Authorized Purchaser must also have wired to USBO’s account at the Custodian the non-refundable transaction fee due for the redemption order. Authorized Purchasers may not withdraw a redemption request.

Determination of Redemption Distribution

The redemption distribution from USBO consists of a transfer to the redeeming Authorized Purchaser of an amount of Treasuries and cash that is in the same proportion to the total assets of USBO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the date the order to redeem is properly received as the number of units to be redeemed under the redemption order is in proportion to the total number of units outstanding on the date the order is received.  USCF, directly or in consultation with the Administrator, determines the requirements for Treasuries and the amounts of cash, including the maximum permitted remaining maturity of a Treasury, and the proportions of Treasuries and cash that may be included in distributions to redeem baskets.  The Marketing Agent will publish such requirements as of 4:00 p.m. New York time on the redemption order date.

Delivery of Redemption Distribution

The redemption distribution due from USBO will be delivered to the Authorized Purchaser by 3:00 p.m. New York time on the third business day following the redemption order date if, by 3:00 p.m. New York time on such third business day, USBO’s DTC account has been credited with the baskets to be redeemed.  If USBO’s DTC account has not been credited with all of the baskets to be redeemed by such time, the redemption distribution will be delivered to the extent of whole baskets received.  Any remainder of the redemption distribution will be delivered on the next business day to the extent of remaining whole baskets received if USBO receives the fee applicable to the extension of the redemption distribution date which USCF may, from time to time, determine and the remaining baskets to be redeemed are credited to USBO’s DTC account by 3:00 p.m. New York time on such next business day.  Any further outstanding amount of the redemption order shall be cancelled.  Pursuant to information from USCF, the Custodian will also be authorized to deliver the redemption distribution notwithstanding that the baskets to be redeemed are not credited to USBO’s DTC account by 3:00 p.m. New York time on the third business day following the redemption order date if the Authorized Purchaser has collateralized its obligation to deliver the baskets through DTC’s book entry-system on such terms as USCF may from time to time determine.

Suspension or Rejection of Redemption Orders

USCF may, in its discretion, suspend the right of redemption, or postpone the redemption settlement date, (1) for any period during which the NYSE Arca or the ICE Futures is closed other than customary weekend or holiday closings, or trading on the NYSE Arca or the ICE Futures is suspended or restricted, (2) for any period during which an emergency exists as a result of which delivery, disposal or evaluation of Treasuries is not reasonably practicable, or (3) for such other period as USCF determines to be necessary for the protection of the limited partners.  For example, USCF may determine that it is necessary to suspend redemptions to allow for the orderly liquidation of USBO’s assets at an appropriate value to fund a redemption.  If USCF has difficulty liquidating its positions, e.g., because of a market disruption event in the futures markets, a suspension of trading by the exchange where the futures contracts are listed or an unanticipated delay in the liquidation of a position in an over-the-counter contract, it may be appropriate to suspend redemptions until such time as such circumstances are rectified.  None of USCF, the Marketing Agent, the Administrator, or the Custodian will be liable to any person or in any way for any loss or damages that may result from any such suspension or postponement.

Redemption orders must be made in whole baskets.  USCF will reject a redemption order if the order is not in proper form as described in the Authorized Purchaser Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful.  USCF may also reject a redemption order if the number of units being redeemed would reduce the remaining outstanding units to 100,000 units (i.e., one basket) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding units and can deliver them.

Creation and Redemption Transaction Fee

To compensate USBO for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee to USBO of $1,000 per order to create or redeem baskets.  An order may include multiple baskets.  The transaction fee may be reduced, increased or otherwise changed by USCF.  USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

Tax Responsibility

Authorized Purchasers are responsible for any transfer tax, sales or use tax, stamp tax, recording tax, value added tax or similar tax or governmental charge applicable to the creation or redemption of baskets, regardless of whether or not such tax or charge is imposed directly on the Authorized Purchaser, and agree to indemnify USCF and USBO if they are required by law to pay any such tax, together with any applicable penalties, additions to tax or interest thereon.

Secondary Market Transactions

As noted, USBO creates and redeems units from time to time, but only in one or more Creation Baskets or Redemption Baskets.  The creation and redemption of baskets are only made in exchange for delivery to USBO or the distribution by USBO of the amount of Treasuries and cash represented by the baskets being created or redeemed, the amount of which will be based on the aggregate NAV of the number of units included in the baskets being created or redeemed determined on the day the order to create or redeem baskets is properly received.

As discussed above, Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions.  An Authorized Purchaser is under no obligation to create or redeem baskets, and an Authorized Purchaser is under no obligation to offer to the public units of any baskets it does create.  Authorized Purchasers that do offer to the public units from the baskets they create will do so at per-unit offering prices that are expected to reflect, among other factors, the trading price of the units on the NYSE Arca, the NAV of USBO at the time the Authorized Purchaser purchased the Creation Baskets and the NAV of the units at the time of the offer of the units to the public, the supply of and demand for units at the time of sale, and the liquidity of the Futures Contract market and the market for Other Crude Oil-Related Investments.  The prices of units offered by Authorized Purchasers are expected to fall between USBO’s NAV and the trading price of the units on the NYSE Arca at the time of sale.  Units initially comprising the same basket but offered by Authorized Purchasers to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Purchaser on behalf of multiple clients. Authorized Purchasers who make deposits with USBO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USBO or USCF, and no such person has any obligation or responsibility to USCF or USBO to effect any sale or resale of units. Units trade in the secondary market on the NYSE Arca.  Units may trade in the secondary market at prices that are lower or higher relative to their NAV per unit.  The amount of the discount or premium in the trading price relative to the NAV per unit may be influenced by various factors, including the number of investors who seek to purchase or sell units in the secondary market and the liquidity of the Futures Contracts market and the market for Other Crude Oil-Related Investments. While the units trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time and trading in Futures Contracts on the ICE Futures Exchange continues throughout the entire NYSE Arca trading day, liquidity in the market for Futures Contracts and Other Crude Oil-Related Investments traded on the NYMEX may be reduced after the close of the NYMEX at 2:30 p.m. New York time.  As a result, during this time, particularly if USBO has invested in Futures Contracts and Other Crude Oil-Related Investment traded on NYMEX, trading spreads, and the resulting premium or discount, on the units may widen.

Prior Performance of USBO

USBO’s units began trading on the NYSE Arca on June 2, 2010 and are offered on a continuous basis.  As of December 31, 2010, the total amount of money raised by USBO from Authorized Purchasers was $10,000,000; the total number of Authorized Purchasers was 5; the number of baskets purchased by Authorized Purchasers was 2; the number of baskets redeemed by Authorized Purchasers was 0; and the aggregate amount of units purchased was 200,000. For more information on the performance of USBO, see the Performance Tables below.

Since its initial offering of 50,000,000, USBO has not made any subsequent offering of its units.  As of December 31, 2010, USBO had issued 200,000 units, all of which were outstanding.  As of December 31, 2010, there were 49,800,000 units registered by not yet issued.

Since the commencement of the offering of USBO units to the public on June 2, 2010 to December 31, 2010, the simple average daily change in its Benchmark Futures Contract was 0.172%, while the simple average daily change in the NAV of USBO over the same time period was 0.168%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.526%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Experience in Raising and Investing in USBO through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$2,500,000,000
Dollar Amount Raised:	$10,000,000
Organizational and Offering Expenses**:
SEC registration fee:	$139,500
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$268,670
Printing expenses:	$39,072

Length of USBO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation USBO:

Expenses paid by USBO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$47,800
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$5,718
Other Amounts Paid or Accrued*:	$123,325
Total Expenses Paid or Accrued:	$176,843
Expenses Waived**:	$(113,715)
Total Expenses Paid or Accrued Including Expenses Waived:	$63,128

*
Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USBO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.09% annualized
Other Amounts Paid or Accrued:	1.93% annualized
Total Expenses Paid or Accrued:	2.77% annualized
Expenses Waived:	(1.78)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.99% annualized

USBO Performance:
Name of Commodity Pool:	USBO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	June 2, 2010
Aggregate Subscriptions (from inception through December 31, 2010):	$10,000,000
Total Net Assets as of December 31, 2010:	$12,615,031
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$63.08
Worst Monthly Percentage Draw-down:	August 2010 (4.84)%
Worst Peak-to-Valley Draw-down:	July 2010 - August 2010 (4.84)%
Number of Unitholders (as of December 31, 2010):	141

COMPOSITE PERFORMANCE DATA FOR USBO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Rates of return*
Month	2010
January	-
February	-
March	-
April	-
May	-
June	1.94%**
July	3.83%
August	(4.84)%
September	9.79%
October	0.61%
November	3.00%
December	10.09%
Annual Rate of Return	26.16%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from June 2, 2010.

Terms Used in Performance Tables

Draw-down: Losses experienced over a specified period.  Draw-down is measured on the basis of monthly returns only and does not reflect intra-month figures.

Worst Monthly Percentage Draw-down: The largest single month loss sustained since inception of trading.

Worst Peak-to-Valley Draw-down: The largest percentage decline in the NAV per unit over the history of the fund. This need not be a continuous decline, but can be a series of positive and negative returns where the negative returns are larger than the positive returns.  Worst Peak-to-Valley Draw-down represents the greatest percentage decline from any month-end NAV per unit that occurs without such month-end NAV per unit being equaled or exceeded as of a subsequent month-end.  For example, if the NAV per unit declined by $1 in each of January and February, increased by $1 in March and declined again by $2 in April, a “peak-to-trough drawdown” analysis conducted as of the end of April would consider that “drawdown” to be still continuing and to be $3 in amount, whereas if the NAV per unit had increased by $2 in March, the January-February drawdown would have ended as of the end of February at the $2 level.

Prior Performance of the Related Public Funds

USCF is also currently the general partner of USOF, USNG, US12OF, UGA, USHO, USSO and US12NG and the sponsor of USCI.  Each of USCF and the Related Public Funds is located in California.

USOF is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USOF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil traded on the NYMEX, less USOF’s expenses. USOF’s units began trading on April 10, 2006 and are offered on a continuous basis.  USOF may invest in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USOF from its authorized purchasers was $27,304,449,711; the total number of authorized purchasers of USOF was 21; the number of baskets purchased by authorized purchasers of USOF was 5,608; the number of baskets redeemed by authorized purchasers of USOF was 5,149; and the aggregate amount of units purchased was 560,800,000.  USOF employs an investment strategy in its operations that is similar to the investment strategy of USBO, except that its benchmark is the near month contract to expire for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the commencement of the offering of USOF units to the public on April 10, 2006 to December 31, 2010, the simple average daily change in its benchmark oil futures contract was -0.018%, while the simple average daily change in the NAV of USOF over the same time period was -0.014%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the benchmark oil futures contract, the average error in daily tracking by the NAV was 1.04%, meaning that over this time period USOF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USNG is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USNG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana as measured by the changes in the price of the futures contract for natural gas traded on the NYMEX, less USNG’s expenses.  USNG’s units began trading on April 18, 2007 and are offered on a continuous basis. USNG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USNG from its authorized purchasers was $12,418,966,355; the total number of authorized purchasers of USNG was 16; the number of baskets purchased by authorized purchasers of USNG was 8,894; the number of baskets redeemed by authorized purchasers of USNG was 4,448; and the aggregate amount of units purchased was 889,400,000.  USNG employs an investment strategy in its operations that is similar to the investment strategy of USBO, except that its benchmark is the near month contract for natural gas delivered at the Henry Hub, Louisiana.

Since the commencement of the offering of USNG units to the public on April 18, 2007 to December 31, 2010, the simple average daily change in its benchmark futures contract was -0.1771%, while the simple average daily change in the NAV of USNG over the same time period was -0.1766%. The average daily difference was 0.0005% (or 0.05 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was 0.022%, meaning that over this time period USNG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12OF is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12OF is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on light, sweet crude oil traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12OF’s expenses. US12OF’s units began trading on December 6, 2007 and are offered on a continuous basis.  US12OF may invest in a mixture of listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by US12OF from its authorized purchasers was $263,331,815; the total number of authorized purchasers of US12OF was 9; the number of baskets purchased by authorized purchasers of US12OF was 85; the number of baskets redeemed by authorized purchasers of US12OF was 43; and the aggregate amount of units purchased was 8,500,000.  US12OF employs an investment strategy in its operations that is similar to the investment strategy of USBO, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the commencement of the offering of US12OF units to the public on December 6, 2007 to December 31, 2010, the simple average daily change in the average price of its benchmark futures contracts was 0.0104%, while the simple average daily change in the NAV of US12OF over the same time period was 0.0101%.  The average daily difference was -0.0003% (or -0.03 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the benchmark futures contracts, the average error in daily tracking by the NAV was -0.169%, meaning that over this time period US12OF’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

UGA is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of UGA is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms in the spot price of unleaded gasoline for delivery to the New York harbor, as measured by the changes in the price of the futures contract on gasoline traded on the NYMEX, less UGA’s expenses.  UGA’s units began trading on February 26, 2008 and are offered on a continuous basis. UGA may invest in a mixture of listed gasoline futures contracts, other non-listed gasoline related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by UGA from its authorized purchasers was $166,768,788; the total number of authorized purchasers of UGA was 10; the number of baskets purchased by authorized purchasers of UGA was 53; the number of baskets redeemed by authorized purchasers of UGA was 37; and the aggregate amount of units purchased was 5,300,000.  UGA employs an investment strategy in its operations that is similar to the investment strategy of USBO, except that its benchmark is the near month contract for unleaded gasoline delivered to the New York harbor.

Since the commencement of the offering of UGA units to the public on February 26, 2008 to December 31, 2010, the simple average daily change in its benchmark futures contract was 0.019%, while the simple average daily change in the NAV of UGA over the same time period was 0.017%.  The average daily difference was -0.002% (or -0.2 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.472%, meaning that over this time period UGA’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USHO is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USHO is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of heating oil for delivery to the New York harbor, as measured by the changes in the price of the futures contract on heating oil traded on the NYMEX, less USHO’s expenses.  USHO’s units began trading on April 9, 2008 and are offered on a continuous basis.  USHO may invest in a mixture of listed heating oil futures contracts, other non-listed heating oil-related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USHO from its authorized purchasers was $30,496,989; the total number of authorized purchasers of USHO was 10; the number of baskets purchased by authorized purchasers of USHO was 9; the number of baskets redeemed by authorized purchasers of USHO was 5; and the aggregate amount of units purchased was 900,000.  USHO employs an investment strategy in its operations that is similar to the investment strategy of USBO, except that its benchmark is the near month contract for heating oil delivered to the New York harbor.

Since the commencement of the offering of USHO units to the public on April 9, 2008 to December 31, 2010, the simple average daily change in its benchmark futures contract was -0.042%, while the simple average daily change in the NAV of USHO over the same time period was -0.043%. The average daily difference was -0.0011% (or -0.11 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -0.671%, meaning that over this time period USHO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USSO is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of USSO is for the changes in percentage terms of its units’ NAV to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma as measured by the changes in the price of the futures contract for light, sweet crude oil traded on the NYMEX, less USSO’s expenses.  USSO’s units began trading on September 24, 2009 and are offered on a continuous basis.  USSO may invest in short positions in listed crude oil futures contracts, other non-listed oil related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USSO from its authorized purchasers was $36,929,471; the total number of authorized purchasers of USSO was 11; the number of baskets purchased by authorized purchasers of USSO was 8; the number of baskets redeemed by authorized purchasers of USSO was 6; and the aggregate amount of units purchased was 800,000.  USSO employs an investment strategy in its operations that is similar to the investment strategy of USBO, except that its benchmark is the inverse of the near month contract for light, sweet crude oil delivered to Cushing, Oklahoma.

Since the commencement of the offering of USSO units to the public on September 24, 2009 to December 31, 2010, the inverse of the simple average daily change in its benchmark futures contract was 0.047%, while the simple average daily change in the NAV of USSO over the same time period was -0.051%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the inverse of the daily movement of the benchmark futures contract, the average error in daily tracking by the NAV was -1.562%, meaning that over this time period USSO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

US12NG is a commodity pool and issues units traded on the NYSE Arca.  The investment objective of US12NG is for the changes in percentage terms of its units’ NAV to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the NYMEX, consisting of the near month contract to expire and the contracts for the following 11 months, for a total of 12 consecutive months’ contracts, less US12NG’s expenses. US12NG’s units began trading on November 18, 2009 and are offered on a continuous basis.  US12NG may invest in a mixture of listed natural gas futures contracts, other non-listed natural gas related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by US12NG from its authorized purchasers was $71,441,409; the total number of authorized purchasers of US12NG was 6; the number of baskets purchased by authorized purchasers of US12NG was 15; the number of baskets redeemed by authorized purchasers of US12NG was 6; and the aggregate amount of units purchased was 1,600,000.  US12NG employs an investment strategy in its operations that is similar to the investment strategy of USBO, except that its benchmark is the average of the prices of the near month contract to expire and the following eleven months contracts for natural gas delivered at the Henry Hub, Louisiana.

Since the commencement of the offering of US12NG units to the public on November 18, 2009 to December 31, 2010, the simple average daily change in the average price of its benchmark futures contracts was -0.103%, while the simple average daily change in the NAV of US12NG over the same time period was -0.107%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the average price of the benchmark futures contracts, the average error in daily tracking by the NAV was -0.531%, meaning that over this time period US12NG’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USCI is a commodity pool and issues units traded on the NYSE Arca. The investment objective of USCI is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Commodity Index, less USCI’s expenses.  USCI’s units began trading on August 10, 2010 and are offered on a continuous basis. USCI may invest in a mixture of listed futures contracts, other non-listed related investments, Treasuries, cash and cash equivalents.  As of December 31, 2010, the total amount of money raised by USCI from its authorized purchasers was $97,618,317; the total number of authorized purchasers of USCI was 5; the number of baskets purchased by authorized purchasers of USCI was 17; the number of baskets redeemed by authorized purchasers of USCI was 1; and the aggregate amount of units purchased was 1,700,020.

Since the commencement of the offering of USCI units to the public on August 10, 2010 to December 31, 2010, the simple average daily change in the Commodity Index was 0.259%, while the simple average daily change in the NAV of USCI over the same time period was 0.256%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Commodity Index, the average error in daily tracking by the NAV was 1.420%, meaning that over this time period USCI’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

USCF has filed a registration statement for three other exchange-traded security funds, USMI, USAI and USCUI, each of which is a series of the Trust.  The investment objective of USMI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Metals Index, less USMI’s expenses.  The investment objective of USAI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Agriculture Index, less USAI’s expenses.  The investment objective of USCUI will be for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the Copper Index, less USCUI’s expenses.

There are significant differences between investing in USBO and the Related Public Funds and investing directly in the futures market.  USCF’s results with USBO and the Related Public Funds may not be representative of results that may be experienced with a fund directly investing in futures contracts or other managed funds investing in futures contracts.  Moreover, given the different investment objectives of USBO and the Related Public Funds, the performance of USBO may not be representative of results that may be experienced by the other Related Public Funds.  For more information on the performance of the Related Public Funds, see the Performance Tables below.

USOF:

Experience in Raising and Investing in USOF through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$71,257,630,000
Dollar Amount Raised:	$27,304,449,711
Organizational and Offering Expenses**:
SEC registration fee:	$2,485,175
FINRA registration fee:	$604,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$77,850
Legal fees and expenses:	$1,681,130
Printing expenses:	$68,417

Length of USOF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through December 31, 2006, these expenses were paid for by an affiliate of USCF in connection with the initial public offering.  Following December 31, 2006, USOF has recorded these expenses. Previously reported fees and expenses included amounts that were not a part of the Organizational and Offering Expenses of USOF.

Compensation to USCF and Other Compensation USOF

Expenses paid by USOF through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$29,475,681
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$9,088,209
Other Amounts Paid or Accrued*:	$10,827,341
Total Expenses Paid or Accrued:	$49,391,231

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses paid by USOF through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.46% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid or Accrued:	0.17% annualized
Total Expenses Paid or Accrued:	0.77% annualized

USOF Performance:
Name of Commodity Pool:	USOF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 10, 2006
Aggregate Subscriptions (from inception through December 31, 2010):	$27,304,449,711
Total Net Assets as of December 31, 2010:	$1,788,607,572
Initial NAV per Unit as of Inception:	$67.39
NAV per Unit as of December 31, 2010:	$38.97
Worst Monthly Percentage Draw-down:	October 2008 (31.57)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (75.84)%
Number of Unitholders (as of December 31, 2010):	176,111

COMPOSITE PERFORMANCE DATA FOR USOF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2006		2007	2008	2009	2010
January	–		(6.55)%	(4.00)%	(14.60)%	(8.78)%
February	–		5.63%	11.03%	(6.55)%	8.62%
March	–		4.61%	0.63%	7.23%	4.61%
April	3.47	%**	(4.26)%	12.38%	(2.38)%	2.04%
May	(2.91)%		(4.91)%	12.80%	26.69%	(17.96)%
June	3.16%		9.06%	9.90%	4.16%	0.47%
July	(0.50)%		10.57%	(11.72)%	(2.30)%	3.57%
August	(6.97)%		(4.95)%	(6.75)%	(1.98)%	(9.47)%
September	(11.72)%		12.11%	(12.97)%	0.25%	8.97%
October	(8.45)%		16.98%	(31.57)%	8.43%	0.89%
November	4.73%		(4.82)%	(20.65)%	(0.51)%	2.53%
December	(5.21)%		8.67%	(22.16)%	(0.03)%	8.01%
Annual Rate of Return	(23.03	)%**	46.17%	(54.75)%	14.14%	(0.49)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 10, 2006.

For a definition of draw-down, please see text below “Composite Performance Data for USBO.”

USNG:

Experience in Raising and Investing in USNG through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$24,056,500,000
Dollar Amount Raised:	$12,418,966,355
Organizational and Offering Expenses**:
SEC registration fee:	$1,341,530
FINRA registration fee:	$377,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$39,350
Legal fees and expenses:	$621,670
Printing expenses:	$76,946

Length of USNG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**
Through April 18, 2007, these expenses were paid for by USCF.  Following April 18, 2007, USNG has recorded these expenses. Previously reported fees and expenses included amounts that were not part of the Organizational and Offering Expenses of USNG.

Compensation to USCF and Other Compensation USNG:

Expenses paid by USNG through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$35,869,980
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$18,860,213
Other Amounts Paid or Accrued*:	$11,590,888
Total Expenses Paid or Accrued:	$66,321,081

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

Expenses paid by USNG through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.54% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.29% annualized
Other Amounts Paid or Accrued:	0.17% annualized
Total Expenses Paid or Accrued:	1.00% annualized

USNG Performance:
Name of Commodity Pool:	USNG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 18, 2007
Aggregate Subscriptions (from inception through December 31, 2010):	$12,418,966,355
Total Net Assets as of December 31, 2010:	$2,667,356,837
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$6.00
Worst Monthly Percentage Draw-down:	July 2008 (32.13)%
Worst Peak-to-Valley Draw-down:	June 2008 – November 2010 (90.84)%
Number of Unitholders (as of December 31, 2010):	393,887

COMPOSITE PERFORMANCE DATA FOR USNG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009	2010
January	–		8.87%	(21.49)%	(7.65)%
February	–		15.87%	(5.47)%	(6.02)%
March	–		6.90%	(11.81)%	(21.05)%
April	4.30	%**	6.42%	(13.92)%	(0.87)%
May	(0.84)%		6.53%	10.37%	8.19%
June	(15.90)%		13.29%	(4.63)%	5.14%
July	(9.68)%		(32.13)%	(8.70)%	6.43%
August	(13.37)%		(13.92)%	(27.14)%	(22.95)%
September	12.28%		(9.67)%	26.03%	(3.13)%
October	12.09%		(12.34)%	(13.31)%	(5.83)%
November	(16.16)%		(6.31)%	(11.86)%	(1.37)%
December	0.75%		(14.32)%	13.91%	4.53%
Annual Rate of Return	(27.64	)%**	(35.68)%	(56.73)%	(40.42)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 18, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for USBO.”

US12OF:

Experience in Raising and Investing in US12OF through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$5,550,000,000
Dollar Amount Raised:	$263,331,815
Organizational and Offering Expenses**:
SEC registration fee:	$129,248
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$10,700
Legal fees and expenses:	$258,912
Printing expenses:	$44,402

Length of US12OF Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through March 31, 2009, a portion of these expenses were paid for by an affiliate of USCF in connection with the initial public offering. Following March 31, 2009, US12OF has recorded these expenses.

Compensation to USCF and Other Compensation US12OF:

Expenses paid by US12OF through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$1,853,841
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$66,104
Other Amounts Paid or Accrued*:	$1,153,940
Total Expenses Paid or Accrued:	$3,073,885
Expenses Waived**:	$(108,246)
Total Expenses Paid or Accrued Including Expenses Waived:	$2,965,639

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12OF’s NAV, on an annualized basis through March 31, 2009, after which date such payments were no longer necessary.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by US12OF through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.02% annualized
Other Amounts Paid or Accrued:	0.38% annualized
Total Expenses Paid or Accrued:	1.00% annualized
Expenses Waived:	(0.04)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.96% annualized

US12OF Performance:
Name of Commodity Pool:	US12OF
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	December 6, 2007
Aggregate Subscriptions (from inception through December 31, 2010):	$263,331,815
Total Net Assets as of December 31, 2010:	$180,203,262
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$42.91
Worst Monthly Percentage Draw-down:	October 2009 (29.59)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (66.97)%
Number of Unitholders (as of December 31, 2010):	13,837

COMPOSITE PERFORMANCE DATA FOR US12OF

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2007		2008	2009	2010
January	–		(2.03)%	(7.11)%	(8.40)%
February	–		10.48%	(4.34)%	6.73%
March	–		(0.66)%	9.22%	4.16%
April	–		11.87%	(1.06)%	6.37%
May	–		15.47%	20.40%	(15.00)%
June	–		11.59%	4.51%	(1.00)%
July	–		(11.39)%	1.22%	4.16%
August	–		(6.35)%	(2.85)%	(5.92)%
September	–		(13.12)%	(0.92)%	7.02%
October	–		(29.59)%	8.48%	0.05%
November	–		(16.17)%	2.31%	1.86%
December	8.46	%**	(12.66)%	(1.10)%	9.10%
Annual Rate of Return	8.46	%**	(42.39)%	29.23%	6.29%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from December 6, 2007.

For a definition of draw-down, please see text below “Composite Performance Data for USBO.”

UGA:

Experience in Raising and Investing in UGA through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$3,431,000,000
Dollar Amount Raised:	$166,768,788
Organizational and Offering Expenses**:
SEC registration fee:	$184,224
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$192,407
Printing expenses:	$44,881

Length of UGA Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by USCF. Following August 31, 2009, UGA has recorded these expenses.

Compensation to USCF and Other Compensation UGA:

Expenses paid by UGA through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$905,511
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$158,051
Other Amounts Paid or Accrued*:	$949,661
Total Expenses Paid or Accrued:	$2,013,223
Expenses Waived**:	$(649,587)
Total Expenses Paid or Accrued Including Expenses Waived:	$1,363,636

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of UGA’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by UGA through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued:	0.63% annualized
Total Expenses Paid or Accrued:	1.33% annualized
Expenses Waived:	(0.43)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

UGA Performance:
Name of Commodity Pool:	UGA
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	February 26, 2008
Aggregate Subscriptions (from inception through December 31, 2010):	$166,768,788
Total Net Assets as of December 31, 2010:	$67,294,584
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$42.06
Worst Monthly Percentage Draw-down:	October 2008 (38.48)%
Worst Peak-to-Valley Draw-down:	June 2008 – December 2008 (69.02)%
Number of Unitholders (as of December 31, 2010):	23,115

COMPOSITE PERFORMANCE DATA FOR UGA

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009	2010
January	–		16.23%	(7.47)%
February	(0.56	)%**	0.26%	7.33%
March	(2.39)%		2.59%	5.42%
April	10.94%		2.07%	3.15%
May	15.60%		30.41%	(15.54)%
June	4.80%		1.65%	1.93%
July	(12.79)%		6.24%	2.95%
August	(3.88)%		(3.71)%	(10.42)%
September	(9.36)%		(3.38)%	9.45%
October	(38.48)%		10.96%	2.19%
November	(21.35)%		1.00%	8.19%
December	(15.72)%		0.55%	11.33%
Annual Rate of Return	(59.58	)%**	80.16%	15.52%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from February 26, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for USBO.”

USHO:

Experience in Raising and Investing in USHO through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,940,500,000
Dollar Amount Raised:	$30,496,989
Organizational and Offering Expenses**:
SEC registration fee:	$142,234
FINRA registration fee:	$151,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$127,303
Printing expenses:	$31,751

Length of USHO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	Through August 31, 2009, initial offering costs and a portion of ongoing expenses were paid for by USCF. Following August 31, 2009, USHO has recorded these expenses.

Compensation to USCF and Other Compensation USHO:

Expenses paid by USHO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$176,441
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$28,368
Other Amounts Paid or Accrued*:	$540,646
Total Expenses Paid or Accrued:	$745,455
Expenses Waived**:	$(482,193)
Total Expenses Paid or Accrued Including Expenses Waived:	$263,262

*
Includes expenses relating to the registration of additional units, legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USHO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USHO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.10% annualized
Other Amounts Paid or Accrued:	1.84% annualized
Total Expenses Paid or Accrued:	2.54% annualized
Expenses Waived:	(1.64)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.90% annualized

USHO Performance:
Name of Commodity Pool:	USHO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	April 9, 2008
Aggregate Subscriptions (from inception through December 31, 2010):	$30,496,989
Total Net Assets as of December 31, 2010:	$11,928,209
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$29.82
Worst Monthly Percentage Draw-down:	October 2008 (28.63)%
Worst Peak-to-Valley Draw-down:	June 2008 – February 2009 (69.17)%
Number of Unitholders (as of December 31, 2010):	2,539

COMPOSITE PERFORMANCE DATA FOR USHO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2008		2009	2010
January	–		0.05%	(10.17)%
February	–		(11.34)%	5.78%
March	–		6.73%	6.42%
April	2.84	%**	(3.85)%	5.13%
May	15.93%		23.13%	(14.14)%
June	5.91%		4.55%	(0.40)%
July	(12.18)%		0.39%	2.48%
August	(8.41)%		(2.71)%	(5.88)%
September	(9.77)%		(0.48)%	12.75%
October	(28.63)%		7.60%	(2.20)%
November	(18.38)%		0.19%	2.97%
December	(17.80)%		2.23%	8.75%
Annual Rate of Return	(56.12	)%**	25.52%	8.28%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from April 9, 2008.

For a definition of draw-down, please see text below “Composite Performance Data for USBO.”

USSO:

Experience in Raising and Investing in USSO through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,250,000,000
Dollar Amount Raised:	$36,929,471
Organizational and Offering Expenses**:
SEC registration fee:	$49,125
FINRA registration fee:	$55,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$0
Legal fees and expenses:	$408,335
Printing expenses:	$23,945

Length of USSO Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation USSO:

Expenses paid by USSO through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$117,825
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$26,926
Other Amounts Paid or Accrued*:	$419,289
Total Expenses Paid or Accrued:	$564,040
Expenses Waived**:	$(381,891)
Total Expenses Paid or Accrued Including Expenses Waived:	$182,149

*
Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USSO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USSO through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.60% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.14% annualized
Other Amounts Paid or Accrued:	2.14% annualized
Total Expenses Paid or Accrued:	2.88% annualized
Expenses Waived:	(1.95)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.93% annualized

USSO Performance:
Name of Commodity Pool:	USSO
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	September 24, 2009
Aggregate Subscriptions (from inception through December 31, 2010):	$36,929,471
Total Net Assets as of December 31, 2010:	$8,083,801
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$40.42
Worst Monthly Percentage Draw-down:	February 2010 (8.94)%
Worst Peak-to-Valley Draw-down:	August 2010 - December 2010 (19.79)%
Number of Unitholders (as of December 31, 2010):	1,389

COMPOSITE PERFORMANCE DATA FOR USSO

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009		2010
January	–		9.05%
February	–		(8.94)%
March	–		(4.92)%
April	–		(2.50)%
May	–		20.18%
June	–		(1.42)%
July	–		(4.17)%
August	–		9.61%
September	(2.90	)%**	(8.75)%
October	(8.65)%		(1.59)%
November	(0.25)%		(3.18)%
December	(0.57)%		(7.74)%
Annual Rate of Return	(12.02	)%**	(8.12)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from September 24, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USBO.”

US12NG:

Experience in Raising and Investing in US12NG through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$1,500,000,000
Dollar Amount Raised:	$71,441,409
Organizational and Offering Expenses**:
SEC registration fee:	$80,910
FINRA registration fee:	$70,000
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$202,011
Printing expenses:	$31,588

Length of US12NG Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation US12NG:

Expenses paid by US12NG through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$265,512
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$22,153
Other Amounts Paid or Accrued*:	$362,628
Total Expenses Paid or Accrued:	$650,293
Expenses Waived**:	$(288,366)
Total Expenses Paid or Accrued Including Expenses Waived:	$361,927

*
Includes expenses relating to legal fees, auditing fees, printing expenses, licensing fees, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of US12NG’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by US12NG through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.69% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.06% annualized
Other Amounts Paid or Accrued:	0.95% annualized
Total Expenses Paid or Accrued:	1.70% annualized
Expenses Waived:	(0.75)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	0.95% annualized

US12NG Performance:
Name of Commodity Pool:	US12NG
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	November 18, 2009
Aggregate Subscriptions (from inception through December 31, 2010):	$71,441,409
Total Net Assets as of December 31, 2010:	$35,022,013
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$35.02
Worst Monthly Percentage Draw-down:	March 2010 (15.47)%
Worst Peak-to-Valley Draw-down:	December 2009 - November 2010 (37.86)%
Number of Unitholders (as of December 31, 2010):	4,575

COMPOSITE PERFORMANCE DATA FOR US12NG

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2009		2010
January	-		(5.93)%
February	-		(5.18)%
March	-		(15.47)%
April	-		0.07%
May	-		3.11%
June	-		1.27%
July	-		(0.05)%
August	-		(13.53)%
September	-		(6.23)%
October	-		(1.78)%
November	(0.02	)%**	(0.92)%
December	7.56%		4.82%
Annual Rate of Return	7.54	%**	(34.87)%

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from November 18, 2009.

For a definition of draw-down, please see text below “Composite Performance Data for USBO.”

USCI:

Experience in Raising and Investing in USCI through December 31, 2010

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Dollar Amount Offered*:	$2,500,000,000
Dollar Amount Raised:	$97,618,317
Organizational and Offering Expenses**:
SEC registration fee:	$178,247
FINRA registration fee:	$75,500
Listing fee:	$5,000
Auditor’s fees and expenses:	$2,500
Legal fees and expenses:	$625,066
Printing expenses:	$50,395

Length of USCI Offering:	Continuous

*	Reflects the offering price per unit set forth on the cover page of the registration statement registering such units filed with the SEC.
**	These expenses were paid for by USCF.

Compensation to USCF and Other Compensation USCI:

Expenses paid by USCI through December 31, 2010 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$148,421
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$23,632
Other Amounts Paid or Accrued*:	$74,831
Total Expenses Paid or Accrued:	$246,884
Expenses Waived**:	$(51,397)
Total Expenses Paid or Accrued Including Expenses Waived:	$195,487

*	Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees and miscellaneous expenses.
**
USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceeded 0.15% (15 basis points) of USCI’s NAV, on an annualized basis, through at least March 31, 2010.  USCF has no obligation to continue such payments into subsequent periods.

Expenses paid by USCI through December 31, 2010 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.95% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.15% annualized
Other Amounts Paid or Accrued:	0.48% annualized
Total Expenses Paid or Accrued:	1.58% annualized
Expenses Waived:	(0.33)% annualized
Total Expenses Paid or Accrued Including Expenses Waived:	1.25% annualized

USCI Performance:
Name of Commodity Pool:	USCI
Type of Commodity Pool:	Exchange traded security
Inception of Trading:	August 10, 2010
Aggregate Subscriptions (from inception through December 31, 2010):	$97,618,317
Total Net Assets as of December 31, 2010:	$102,992,334
Initial NAV per Unit as of Inception:	$50.00
NAV per Unit as of December 31, 2010:	$64.37
Worst Monthly Percentage Draw-down:	August 2010 (0.04)%
Worst Peak-to-Valley Draw-down:	Inception - August 2010 (0.04)%
Number of Unitholders (as of December 31, 2010):	5,456

COMPOSITE PERFORMANCE DATA FOR USCI

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Rates of return*
Month	2010
January	-
February	-
March	-
April	-
May	-
June	-
July	-
August	(0.02	)%**
September	8.36%
October	6.31%
November	0.76%
December	10.93%
Annual Rate of Return	28.74	%**

*
The monthly rate of return is calculated by dividing the ending NAV of a given month by the ending NAV of the previous month, subtracting 1 and multiplying this number by 100 to arrive at a percentage increase or decrease.

**	Partial from August 10, 2010.

For a definition of draw-down, please see text below “Composite Performance Data for USBO.”

Other Related Commodity Trading and Investment Management Experience

Ameristock Corporation is an affiliate of USCF through common control.  Ameristock Corporation is a California-based registered investment advisor registered under the Investment Advisers Act of 1940, as amended, that has been sponsoring and providing portfolio management services to mutual funds since 1995. Ameristock Corporation is the investment adviser to the Ameristock Mutual Fund, Inc., a mutual fund registered under the Investment Company Act of 1940, as amended (the “1940 Act”), that focuses on large cap U.S. equities that has $201,394,335 in assets as of December 31, 2010.  Ameristock Corporation was also the investment advisor to the Ameristock ETF Trust, an open-end management investment company registered under the 1940 Act that consisted of five separate investment portfolios, each of which sought investment results, before fees and expenses, that corresponded generally to the price and yield performance of a particular U.S. Treasury securities index owned and compiled by Ryan Holdings LLC and Ryan ALM, Inc.  The Ameristock ETF Trust liquidated each of its investment portfolios as of June 20, 2008 and has wound up its affairs effective September 21, 2009.

Investments

USCF applies substantially all of USBO’s assets toward trading in Futures Contracts and Other Crude Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents.  USCF has sole authority to determine the percentage of assets that are:

•         held on deposit with the futures commission merchant or other custodian,

•         used for other investments, and

•         held in bank accounts to pay current obligations and as reserves.

USCF deposits substantially all of USBO’s net assets with the Custodian or other custodian for trading.  When USBO purchases a Futures Contract and certain exchange traded Other Crude Oil-Related Investments, USBO is required to deposit with the selling futures commission merchant on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under oil interests at maturity.  This deposit is known as “margin.”  USBO invests the remainder of its assets equal to the difference between the margin deposited and the market value of the Futures Contract or Other Oil Investment in Treasuries, cash and/or cash equivalents.

USBO’s assets are held in segregated accounts pursuant to the CEA and CFTC regulations.  USCF believes that all entities that hold or trade USBO’s assets are based in the United States and are subject to United States regulations.

Approximately 5% to 20% of USBO’s assets have normally been committed as margin for commodity Futures Contracts.  However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range.  USCF invests the balance of USBO’s assets not invested in oil interests or held in margin as reserves to be available for changes in margin.  All income is used for USBO’s benefit.

The futures commission merchant, a government agency or a commodity exchange could increase margins applicable to USBO to hold trading positions at any time.  Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions taken.

USBO’s assets will be held in segregated accounts pursuant to the CEA and CFTC regulations.

The Commodity Interest Markets

General

The CEA governs the regulation of commodity interest transactions, markets and intermediaries.  In December 2000, the CEA was amended by the Commodity Futures Modernization Act of 2000 (the “CFMA”), which substantially revised the regulatory framework governing certain commodity interest transactions and the markets on which they trade.  The CEA, as amended by the CFMA, now provides for varying degrees of regulation of commodity interest transactions depending upon the variables of the transaction. In general, these variables include (1) the type of instrument being traded (e.g., contracts for future delivery, options, swaps or spot contracts), (2) the type of commodity underlying the instrument (distinctions are made between instruments based on agricultural commodities, energy and metals commodities and financial commodities), (3) the nature of the parties to the transaction (retail, eligible contract participant, or eligible commercial entity), (4) whether the transaction is entered into on a principal-to-principal or intermediated basis, (5) the type of market on which the transaction occurs, and (6) whether the transaction is subject to clearing through a clearing organization. Information regarding commodity interest transactions, markets and intermediaries, and their associated regulatory environment, is provided below.

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States.  Under the Dodd-Frank Act and otherwise, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in USBO or the ability of USBO to continue to implement its investment strategy.  In addition, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general.  The effect of any future regulatory change on USBO is impossible to predict, but it could be substantial and adverse.

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including the securities and commodities markets.  These efforts are anticipated to result in significant changes in the regulation of these markets.

The Dodd-Frank Act includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in commodity futures and certain commodity swaps held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter swaps.  The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USBO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USBO or its counterparties may impact USBO’s ability to invest in a manner that most efficiently meets its investment objective and new requirements, including capital and mandatory clearing, may increase the cost of USBO’s investments and doing business.  For a more detailed discussion of the position limits to be imposed by the CFTC and the potential impacts thereof on USBO, please see “Item 1. Business – What are Futures Contracts?” in this annual report on Form 10-K.

Futures Contracts

A futures contract is a standardized contract traded on, or subject to the rules of, an exchange that calls for the future delivery of a specified quantity and type of a commodity at a specified time and place.  Futures contracts are traded on a wide variety of commodities, including agricultural products, bonds, stock indices, interest rates, currencies, energy and metals.  The size and terms of futures contracts on a particular commodity are identical and are not subject to any negotiation, other than with respect to price and the number of contracts traded between the buyer and seller.

The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery.  The difference between the price at which the futures contract is purchased or sold and the price paid for the offsetting sale or purchase, after allowance for brokerage commissions, constitutes the profit or loss to the trader.  Some futures contracts, such as stock index contracts, settle in cash (reflecting the difference between the contract purchase/sale price and the contract settlement price) rather than by delivery of the underlying commodity.

In market terminology, a trader who purchases a futures contract is long in the market and a trader who sells a futures contract is short in the market.  Before a trader closes out his long or short position by an offsetting sale or purchase, his outstanding contracts are known as open trades or open positions.  The aggregate amount of open positions held by traders in a particular contract is referred to as the open interest in such contract.

Forward Contracts

A forward contract is a contractual obligation to purchase or sell a specified quantity of a commodity at or before a specified date in the future at a specified price and, therefore, is economically similar to a futures contract.  Unlike futures contracts, however, forward contracts are typically traded in the over-the-counter markets and are not standardized contracts.  Forward contracts for a given commodity are generally available for various amounts and maturities and are subject to individual negotiation between the parties involved.  Moreover, generally there is no direct means of offsetting or closing out a forward contract by taking an offsetting position as one would a futures contract on a U.S. exchange.  If a trader desires to close out a forward contract position, he generally will establish an opposite position in the contract but will settle and recognize the profit or loss on both positions simultaneously on the delivery date.  Thus, unlike in the futures contract market where a trader who has offset positions will recognize profit or loss immediately, in the forward market a trader with a position that has been offset at a profit will generally not receive such profit until the delivery date, and likewise a trader with a position that has been offset at a loss will generally not have to pay money until the delivery date.  In recent years, however, the terms of forward contracts have become more standardized, and in some instances such contracts now provide a right of offset or cash settlement as an alternative to making or taking delivery of the underlying commodity.

The forward markets provide what has typically been a highly liquid market for foreign exchange trading, and in certain cases the prices quoted for foreign exchange forward contracts may be more favorable than the prices for foreign exchange futures contracts traded on U.S. exchanges. To date, the forward markets have been largely unregulated, forward contracts have been executed bilaterally and, in general, forward contracts have not been cleared or guaranteed by a third party.  Commercial banks participating in trading foreign exchange forward contracts often have not required margin deposits, but have relied upon internal credit limitations and their judgments regarding the creditworthiness of their counterparties. In recent years, however, many over-the-counter market participants in foreign exchange trading have begun to require that their counterparties post margin.

Forward contracts may be treated differently under the Dodd-Frank Act.  The Dodd-Frank Act requires that certain swap transactions be executed on organized exchanges or “swap execution facilities” and be cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivatives clearing organizations”).  However, not all forward contracts will be subject to regulation as “swaps” under the Dodd-Frank Act.  Those forward contracts that will not be regulated as “swaps,” which include physically-settled non-financial commodity forward contracts, will also not be subject to the Dodd-Frank Act’s execution and clearing requirements.  With respect to foreign exchange forward contracts, the Dodd-Frank Act contemplates that such contracts may be regulated as swaps but gives the Secretary of the United States Department of Treasury (“Treasury”) the authority to exempt them from certain regulations under the CEA, including mandatory clearing and margin requirements.  To date, the Secretary of Treasury has not made any final determinations on this issue.  Absent a clearing facility (whether because of regulatory requirements or otherwise), USBO’s trading in foreign exchange and other forward contracts is exposed to the creditworthiness of the counterparties on the other side of the trade.

The organized exchanges and swap execution facilities on which swaps may be traded, the regulation and criteria for such trading and the regulation and criteria for clearing organizations are more fully described below under “Futures Exchanges and Clearing Organizations.”

Options on Futures Contracts

Options on futures contracts are standardized contracts traded on an exchange.  An option on a futures contract gives the buyer of the option the right, but not the obligation, to take a position at a specified price (the striking, strike, or exercise price) in the underlying futures contract or underlying interest.  The buyer of a call option acquires the right, but not the obligation, to purchase or take a long position in the underlying interest, and the buyer of a put option acquires the right, but not the obligation, to sell or take a short position in the underlying interest.

The seller, or writer, of an option is obligated to take a position in the underlying interest at a specified price opposite to the option buyer if the option is exercised.  Thus, the seller of a call option must stand ready to take a short position in the underlying interest at the strike price if the buyer should exercise the option.  The seller of a put option, on the other hand, must stand ready to take a long position in the underlying interest at the strike price.

A call option is said to be in-the-money if the strike price is below current market levels and out-of-the-money if the strike price is above current market levels.  Conversely, a put option is said to be in-the-money if the strike price is above the current market levels and out-of-the-money if the strike price is below current market levels.

Options have limited life spans, usually tied to the delivery or settlement date of the underlying interest.  Some options, however, expire significantly in advance of such date.  The purchase price of an option is referred to as its premium, which consists of its intrinsic value (which is related to the underlying market value) plus its time value. As an option nears its expiration date, the time value shrinks and the market and intrinsic values move into parity. An option that is out-of-the-money and not offset by the time it expires becomes worthless.  On certain exchanges, in-the-money options are automatically exercised on their expiration date, but on others unexercised options simply become worthless after their expiration date.

Regardless of how much the market swings, the most an option buyer can lose is the option premium.  The option buyer deposits his premium with his broker, and the money goes to the option seller.  Option sellers, on the other hand, face risks similar to participants in the futures markets.  For example, since the seller of a call option is assigned a short futures position if the option is exercised, his risk is the same as someone who initially sold a futures contract.  Because no one can predict exactly how the market will move, the option seller posts margin to demonstrate his ability to meet any potential contractual obligations.

Options on Forward Contracts or Commodities

Options on forward contracts or commodities operate in a manner similar to options on futures contracts.  An option on a forward contract or commodity gives the buyer of the option the right, but not the obligation, to take a position at a specified price in the underlying forward contract or commodity.  However, similar to forward contracts, options on forward contracts or on commodities are individually negotiated contracts between counterparties and are typically traded in the over-the-counter market.  Therefore, options on forward contracts and physical commodities possess many of the same characteristics of forward contracts with respect to offsetting positions and credit risk that are described above.

Swap Contracts

Swap transactions generally involve contracts between two parties to exchange a stream of payments computed by reference to a notional amount and the price of the asset that is the subject of the swap.  Swap contracts are principally traded off-exchange, although certain swap contracts are also being traded in electronic trading facilities and cleared through clearing organizations.

Swaps are usually entered into on a net basis, that is, the two payment streams are netted out in a cash settlement on the payment date or dates specified in the agreement, with the parties receiving or paying, as the case may be, only the net amount of the two payments.  Swaps do not generally involve the delivery of underlying assets or principal. Accordingly, the risk of loss with respect to swaps is generally limited to the net amount of payments that the party is contractually obligated to make.  In some swap transactions one or both parties may require collateral deposits from the counterparty to support that counterparty’s obligation under the swap agreement.  If the counterparty to such a swap defaults, the risk of loss consists of the net amount of payments that the party is contractually entitled to receive less any collateral deposits it is holding.

Some swap transactions are cleared through central counterparties.  These transactions, known as cleared swaps, involve two counterparties first agreeing to the terms of a swap transaction, then submitting the transaction to a clearing house that acts as the central counterparty.  Once accepted by the clearing house, the original swap transaction is novated and the central counterparty becomes the counterparty to a trade with each of the original parties based upon the trade terms determined in the original transaction.  In this manner each individual swap counterparty reduces its risk of loss due to counterparty nonperformance because the clearing house acts as the counterparty to each transaction.

The Dodd-Frank Act contains many provisions, which, once rules and regulations are implemented, would impact swap transactions.  At this time, it is unclear exactly what types of transactions will be regulated as swaps because the CFTC has not implemented regulations with respect to the definition of “swap.”  The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through clearing organizations, but it is also currently unknown which swaps will be subject to such trading and clearing requirements.  If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines.  Initial and variation margin requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or another regulator, as prescribed by the Dodd-Frank Act.  At this time, the CFTC has not promulgated final regulations to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act).  In general, increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USBO by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

Participants

The two broad classes of persons who trade commodities are hedgers and speculators.  Hedgers include financial institutions that manage or deal in interest rate-sensitive instruments, foreign currencies or stock portfolios, and commercial market participants, such as farmers and manufacturers, that market or process commodities. Hedging is a protective procedure designed to effectively lock in prices that would otherwise change due to an adverse movement in the price of the underlying commodity, for example, the adverse price movement between the time a merchandiser or processor enters into a contract to buy or sell a raw or processed commodity at a certain price and the time he must perform the contract.  In such a case, at the time the hedger contracts to physically sell the commodity at a future date he will simultaneously buy a futures or forward contract for the necessary equivalent quantity of the commodity.  At the time for performance of the contract, the hedger may accept delivery under his futures contract and sell the commodity quantity as required by his physical contract or he may buy the actual commodity, sell it under the physical contract and close out his position by making an offsetting sale of a futures contract.

The commodity interest markets enable the hedger to shift the risk of price fluctuations.  The usual objective of the hedger is to protect the profit that he expects to earn from farming, merchandising, or processing operations rather than to profit from his trading.  However, at times the impetus for a hedge transaction may result in part from speculative objectives and hedgers can end up paying higher prices than they would have, for example, if current market prices are lower than the locked in price.

Unlike the hedger, the speculator generally expects neither to make nor take delivery of the underlying commodity. Instead, the speculator risks his capital with the hope of making profits from price fluctuations in the commodities. The speculator is, in effect, the risk bearer who assumes the risks that the hedger seeks to avoid.  Speculators rarely make or take delivery of the underlying commodity; rather they attempt to close out their positions prior to the delivery date. Because the speculator may take either a long or short position in commodities, it is possible for him to make profits or incur losses regardless of whether prices go up or down.

Futures Exchanges and Clearing Organizations

Futures exchanges provide centralized market facilities in which multiple persons have the ability to execute or trade contracts by accepting bids and offers from multiple participants.  Futures exchanges may provide for execution of trades at a physical location utilizing trading pits and/or may provide for trading to be done electronically through computerized matching of bids and offers pursuant to various algorithms.  Members of a particular exchange and the trades executed on such exchange are subject to the rules of that exchange.  Futures exchanges and clearing organizations are given reasonable latitude in promulgating rules and regulations to control and regulate their members.  Examples of regulations by exchanges and clearing organizations include the establishment of initial margin levels, rules regarding trading practices, contract specifications, speculative position limits, daily price fluctuation limits, and execution and clearing fees.

Clearing organizations provide services designed to mutualize or transfer the credit risk arising from the trading of contracts on an exchange or other electronic trading facility. Once trades made between members of an exchange or electronic trading facility have been confirmed, the clearing organization becomes substituted for the clearing member acting on behalf of each buyer and each seller of contracts traded on the exchange or trading platform and in effect becomes the other party to the trade.  Thereafter, each clearing member party to the trade looks only to the clearing organization for performance.  The clearing organization generally establishes some sort of security or guarantee fund to which all clearing members of the exchange must contribute; this fund acts as an emergency buffer that is intended to enable the clearing organization to meet its obligations with regard to the other side of an insolvent clearing member’s contracts.  Furthermore, the clearing organization requires margin deposits and continuously marks positions to market to provide some assurance that its members will be able to fulfill their contractual obligations.  Thus, a central function of the clearing organization is to ensure the integrity of trades, and members effecting transactions on an exchange need not concern themselves with the solvency of the party on the opposite side of the trade; their only remaining concerns are the respective solvencies of their own customers, their clearing broker and the clearing organization.  The clearing organizations do not deal with customers, but only with their member firms and the guarantee of performance for open positions provided by the clearing organization does not run to customers.

As required under the Dodd-Frank Act, the CFTC has recently issued several proposed rules pertaining to clearing organizations (referred to in the Dodd-Frank Act as “derivatives clearing organizations”) to address the clearing organization application process, recordkeeping and reporting obligations for clearing organizations, and implement the following six core principles for clearing organizations:  participant and product eligibility, risk management, settlement procedures, treatment of funds, default rules and procedures and system safeguards.  The proposed rules require the clearing organizations to establish margin methodologies and require that margin be based on trades at the individual customer level as opposed to the clearing member level.  The proposed rules also require the clearing organization to report end-of-day positions at the customer level, as opposed to the clearing member level.  To date, the CFTC has not implemented any final rules or regulations pertaining to the application process, recordkeeping and reporting, core principles, margin or any other requirements for clearing organizations.

U.S. Futures Exchanges

Futures exchanges in the United States are subject to varying degrees of regulation by the CFTC based on their designation as one of the following: a designated contract market, a derivatives transaction execution facility, an exempt board of trade or an electronic trading facility.

A designated contract market is the most highly regulated level of futures exchange.  Designated contract markets may offer products to retail customers on an unrestricted basis.  To be designated as a contract market, the exchange must demonstrate that it satisfies specified general criteria for designation, such as having the ability to prevent market manipulation, rules and procedures to ensure fair and equitable trading, position limits, dispute resolution procedures, minimization of conflicts of interest and protection of market participants.  Among the principal designated contract markets in the United States are the Chicago Board of Trade, the Chicago Mercantile Exchange and the NYMEX. Each of the designated contract markets in the United States must provide for the clearance and settlement of transactions with a CFTC-registered clearing organization.

A derivatives transaction execution facility (a “DTEF”) is a type of exchange that is subject to fewer regulatory requirements than a designated contract market but is subject to both commodity interest and participant limitations. DTEFs limit access to eligible traders that qualify as either eligible contract participants or eligible commercial entities for futures and option contracts on commodities that have a nearly inexhaustible deliverable supply, are highly unlikely to be susceptible to the threat of manipulation, or have no cash market, security futures products, and futures and option contracts on commodities that the CFTC may determine, on a case-by-case basis, are highly unlikely to be susceptible to the threat of manipulation. In addition, certain commodity interests excluded or exempt from the CEA, such as swaps, etc. may be traded on a DTEF.  There is no requirement that a DTEF use a clearing organization, except with respect to trading in security futures contracts, in which case the clearing organization must be a securities clearing agency.  However, if futures contracts and options on futures contracts on a DTEF are cleared, then it must be through a CFTC-registered clearing organization, except that some excluded or exempt commodities traded on a DTEF may be cleared through a clearing organization other than one registered with the CFTC.

An exempt board of trade is also a designated form of exchange.  An exempt board of trade is substantially unregulated, subject only to CFTC anti-fraud and anti-manipulation authority.  An exempt board of trade is permitted to trade futures contracts and options on futures contracts provided that the underlying commodity is not a security or securities index and has an inexhaustible deliverable supply or no cash market.  All traders on an exempt board of trade must qualify as eligible contract participants. Contracts deemed eligible to be traded on an exempt board of trade include contracts on interest rates, exchange rates, currencies, credit risks or measures, debt instruments, measures of inflation, or other macroeconomic indices or measures. There is no requirement that an exempt board of trade use a clearing organization. However, if contracts on an exempt board of trade are cleared, then it must be through a CFTC-registered clearing organization.  A board of trade electing to operate as an exempt board of trade must file a written notification with the CFTC.

An electronic trading facility is a form of trading platform that operates by means of an electronic or telecommunications network and maintains an automated audit trail of bids, offers, and the matching of orders or the execution of transactions on the electronic trading facility.  The CEA does not apply to, and the CFTC has no jurisdiction over, transactions on an electronic trading facility in certain excluded commodities that are entered into between principals that qualify as eligible contract participants, subject only to CFTC anti-fraud and anti-manipulation authority. In general, excluded commodities include interest rates, currencies, securities, securities indices or other financial, economic or commercial indices or measures.

USCF intends to monitor the development of and opportunities and risks presented by the less-regulated exchanges and exempt boards as well as other trading platforms currently in place or that are being considered by regulators and may, in the future, allocate a percentage of USBO’s assets to trading in products on these exchanges.  Provided USBO maintains assets exceeding $5 million, USBO would qualify as an eligible contract participant and thus would be able to trade on such exchanges.

Non-U.S. Futures Exchanges

Non-U.S. futures exchanges differ in certain respects from their U.S. counterparts. Importantly, non-U.S. futures exchanges are generally not subject to regulation by the CFTC, but rather are regulated by their home country regulator.  Although not general subject to regulation by the CFTC, non-U.S. futures exchanges may become subject to CFTC reporting and oversight authorities if they trade U.S.-linked futures contracts or contracts with a significant price discovery function.

In contrast to U.S. designated contract markets, some non-U.S. exchanges are principals’ markets, where trades remain the liability of the traders involved, and the exchange or an affiliated clearing organization, if any, does not become substituted for any party.  Due to the absence of a clearing system, such exchanges are significantly more susceptible to disruptions.  Further, participants in such markets must often satisfy themselves as to the individual creditworthiness of each entity with which they enter into a trade.  The principal non-U.S. futures exchange in which USBO expects to invest is the ICE Futures Exchange.  Futures Contracts traded on the ICE Futures Exchange, including the Benchmark Futures Contract, are backed by the ICE Futures Exchange and may not expose USBO to the risks of some other non-U.S. exchanges or clearing corporations that do not have such backing.

Trading on non-U.S. exchanges is often in the currency of the exchange’s home jurisdiction.  Consequently, USBO is subject to the additional risk of fluctuations in the exchange rate between such currencies and U.S. dollars and the possibility that exchange controls could be imposed in the future. The Benchmark Futures Contract, however, is traded in U.S. dollars and does not expose USBO to the risk of currency fluctuations.  Trading on non-U.S. exchanges may differ from trading on U.S. exchanges in a variety of ways and, accordingly, may subject USBO to additional risks.

Accountability Levels and Position Limits

The CFTC and U.S. designated contract markets have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than a hedger, which USBO is not) may hold, own or control.  Among the purposes of accountability levels and position limits is to prevent a corner or squeeze on a market or undue influence on prices by any single trader or group of traders.  The position limits currently established by the CFTC apply to certain agricultural commodity interests, such as grains (oats, barley, and flaxseed), soybeans, corn, wheat, cotton, eggs, rye, and potatoes, but not to interests in energy products.  In addition, U.S. exchanges may set accountability levels and position limits for all commodity interests traded on that exchange.  For example, the current accountability level for investments at any one time in light, sweet oil Futures Contracts on the New York Mercantile Exchange is 20,000 contracts.  The New York Mercantile Exchange also imposes position limits on contracts held in the last few days of trading in the near month contract to expire.  Certain exchanges or clearing organizations also set limits on the total net positions that may be held by a clearing broker.  For purposes of determining accountability levels and position limits USBO’s commodity interest positions will not be attributable to investors in their own commodity interest trading.

The Dodd-Frank Act requires the CFTC to promulgate rules establishing position limits for futures and option contracts on commodities as well as for swaps that are economically equivalent to futures or options.  Currently, the exchanges impose position limits and accountability levels for certain commodity futures and options, but the CFTC does not impose such limits.

On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on USBO is impossible to predict, but it could be substantial and adverse.

Daily Price Limits

Currently, U.S. futures exchanges (but generally not non-U.S. exchanges) may limit the amount of fluctuation in some futures contract or options on a futures contract prices during a single trading day by regulations.  These regulations specify what are referred to as daily price fluctuation limits or, more commonly, daily limits.  The daily limits establish the maximum amount that the price of a futures or options on a futures contract may vary either up or down from the previous day’s settlement price.  Once the daily limit has been reached in a particular futures or options on futures contract, no trades may be made at a price beyond the limit.  Positions in the futures or options contract may then be taken or liquidated, if at all, only at inordinate expense or if traders are willing to effect trades at or within the limit during the period for trading on such day.  Because the daily limit rule governs price movement only for a particular trading day, it does not limit losses and may in fact substantially increase losses because it may prevent the liquidation of unfavorable positions.  Futures contract prices have occasionally moved to the daily limit for several consecutive trading days, thus preventing prompt liquidation of positions and subjecting the trader to substantial losses for those days.  The concept of daily price limits is not relevant to over-the-counter contracts, including forwards and swaps, and thus such limits are not imposed by banks and others who deal in those markets.

In contrast, the NYMEX does not impose daily limits but rather limits the amount of price fluctuation for crude oil futures contracts. For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for the Benchmark Futures Contract.  This limit is initially based off the previous trading day’s settlement price.  If any Benchmark Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes.  When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point.  If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt.  There is no maximum price fluctuation limit during any one trading session.

Commodity Prices

Commodity prices are volatile and, although ultimately determined by the interaction of supply and demand, are subject to many other influences, including the psychology of the marketplace and speculative assessments of future world and economic events.  Political climate, interest rates, treaties, balance of payments, exchange controls and other governmental interventions as well as numerous other variables affect the commodity markets, and even with comparatively complete information it is impossible for any trader to predict reliably commodity prices.

Regulation

Futures exchanges in the United States are subject to varying degrees of regulation under the CEA depending on whether such exchange is a designated contract market, DTEF, exempt board of trade or electronic trading facility. Clearing organizations are also subject to the CEA and CFTC regulation. The CFTC is the governmental agency charged with responsibility for regulation of futures exchanges and commodity interest trading conducted on those exchanges.  The CFTC’s function is to implement the CEA’s objectives of preventing price manipulation and excessive speculation and promoting orderly and efficient commodity interest markets. In addition, the various exchanges and clearing organizations themselves exercise regulatory and supervisory authority over their member firms.

The CFTC possesses exclusive jurisdiction to regulate the activities of CPOs and commodity trading advisors and has adopted regulations with respect to the activities of those persons and/or entities.  Under the CEA, a registered CPO, such as USCF, is required to make annual filings with the CFTC describing its organization, capital structure, management and controlling persons.  In addition, the CEA authorizes the CFTC to require and review books and records of, and documents prepared by, registered CPOs.  Pursuant to this authority, the CFTC requires CPOs to keep accurate, current and orderly records for each pool that they operate.  The CFTC may suspend the registration of a CPO (1) if the CFTC finds that the operator’s trading practices tend to disrupt orderly market conditions, (2) if any controlling person of the operator is subject to an order of the CFTC denying such person trading privileges on any exchange, and (3) in certain other circumstances.  Suspension, restriction or termination of USCF’s registration as a CPO would prevent it, until that registration were to be reinstated, from managing USBO, and might result in the termination of USBO.  USBO itself is not required to be registered with the CFTC in any capacity.

The CEA gives the CFTC similar authority with respect to the activities of commodity trading advisors.  If a trading advisor’s commodity trading advisor registration were to be terminated, restricted or suspended, the trading advisor would be unable, until the registration were to be reinstated, to render trading advice to USBO.

The CEA requires all futures commission merchants, such as USBO’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC.  The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades.  The CEA authorizes the CFTC to regulate trading by futures commission merchants and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA.  The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

USBO’s investors are afforded prescribed rights for reparations under the CEA.  Investors may also be able to maintain a private right of action for violations of the CEA.  The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a futures commission merchant, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

Pursuant to authority in the CEA, the NFA has been formed and registered with the CFTC as a registered futures association.  At the present time, the NFA is the only self-regulatory organization for commodity interest professionals, other than futures exchanges.  The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, CPOs, futures commission merchants, introducing brokers, and their respective associated persons and floor brokers.  USCF, each trading advisor, the selling agents and the clearing brokers are members of the NFA.  As such, they are subject to NFA standards relating to fair trade practices, financial condition and consumer protection.  USBO itself is not required to become a member of the NFA.  As the self-regulatory body of the commodity interest industry, the NFA promulgates rules governing the conduct of professionals and disciplines those professionals that do not comply with these rules.  The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA, that registration with the CFTC, or membership in the NFA, in any respect indicates that the CFTC or the NFA, as the case may be, has approved or endorsed that person or that person’s trading program or objectives.  The registrations and memberships of the parties described in this summary must not be considered as constituting any such approval or endorsement. Likewise, no futures exchange has given or will give any similar approval or endorsement.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

The function of the CFTC is to implement the objectives of the CEA of preventing price manipulation and other disruptions to market integrity, avoiding systemic risk, preventing fraud and promoting innovation, competition and financial integrity of transactions.  As mentioned above, this regulation, among other things, provides that the trading of commodity interest contracts generally must be upon exchanges designated as contract markets or DTEFs and that all trading on those exchanges must be done by or through exchange members.  Under the CFMA, commodity interest trading in some commodities between sophisticated persons may be traded on a trading facility not regulated by the CFTC.  As a general matter, trading in spot contracts, forward contracts, options on forward contracts or commodities, or swap contracts between eligible contract participants is not within the jurisdiction of the CFTC and may therefore be effectively unregulated.  The trading advisors may engage in those transactions on behalf of USBO in reliance on this exclusion from regulation.  However, legislation currently under consideration by the U.S. Congress would remove the exclusion provided to these transactions and place them under federal regulation.  The proposed legislation would subject these contracts to new capital, margin, recordkeeping, and reporting requirements.

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as USBO or between certain regulated institutions and retail investors.  Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets.

While the U.S. government does not currently impose any restrictions on the movements of currencies, it could choose to do so.  The imposition or relaxation of exchange controls in various jurisdictions could significantly affect the market for that and other jurisdictions’ currencies.  Trading in the interbank market also exposes USBO to a risk of default since failure of a bank with which USBO had entered into a forward contract would likely result in a default and thus possibly substantial losses to USBO.

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets.  The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States.  These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

Commodity Margin

Original or initial margin is the minimum amount of funds that must be deposited by a commodity interest trader with the trader’s broker to initiate and maintain an open position in futures contracts.  Maintenance margin is the amount (generally less than the original margin) to which a trader’s account may decline before he must deliver additional margin.  A margin deposit is like a cash performance bond.  It helps assure the trader’s performance of the futures contracts that he or she purchases or sells. Futures contracts are customarily bought and sold on initial margin that represents a very small percentage (ranging upward from less than 2%) of the aggregate purchase or sales price of the contract.  Because of such low margin requirements, price fluctuations occurring in the futures markets may create profits and losses that, in relation to the amount invested, are greater than are customary in other forms of investment or speculation.  As discussed below, adverse price changes in the futures contract may result in margin requirements that greatly exceed the initial margin.  In addition, the amount of margin required in connection with a particular futures contract is set from time to time by the exchange on which the contract is traded and may be modified from time to time by the exchange during the term of the contract.

Brokerage firms, such as USBO’s clearing brokers, carrying accounts for traders in commodity interest contracts may not accept lower, and generally require higher, amounts of margin as a matter of policy to further protect themselves.  The clearing brokers require USBO to make margin deposits equal to exchange minimum levels for all commodity interest contracts. This requirement may be altered from time to time in the clearing brokers’ discretion.

Trading in the over-the-counter markets where no clearing facility is provided generally does not require margin but generally does require the extension of credit between counterparties.  This extension of credit generally takes the form of transfers of collateral and/or independent amounts. Collateral is transferred between counterparties during the term of an over-the-counter transaction based upon the changing value of the transaction, while independent amounts are fixed amounts posted by one or both counterparties at the start of an over-the-counter transaction.

When a trader purchases an option, there is no margin requirement; however, the option premium must be paid in full.  When a trader sells an option, on the other hand, he or she is required to deposit margin in an amount determined by the margin requirements established for the underlying interest and, in addition, an amount substantially equal to the current premium for the option.  The margin requirements imposed on the selling of options, although adjusted to reflect the probability that out-of-the-money options will not be exercised, can in fact be higher than those imposed in dealing in the futures markets directly. Complicated margin requirements apply to spreads and conversions, which are complex trading strategies in which a trader acquires a mixture of options positions and positions in the underlying interest.

Margin requirements are computed each day by a trader’s clearing broker.  When the market value of a particular open commodity interest position changes to a point where the margin on deposit does not satisfy maintenance margin requirements, a margin call is made by the broker.  If the margin call is not met within a reasonable time, the broker may close out the trader’s position.  With respect to USBO’s trading, USBO (and not its investors personally) is subject to margin calls.

Finally, many major U.S. exchanges have passed certain cross margining arrangements involving procedures pursuant to which the futures and options positions held in an account would, in the case of some accounts, be aggregated and margin requirements would be assessed on a portfolio basis, measuring the total risk of the combined positions.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not implemented any rules on this issue and has not implemented any regulations regarding the margin requirements for uncleared swaps.

SEC Reports

USBO makes available, free of charge, on its website, its annual reports on Form 10-K, its quarterly reports on Form 10-Q, its current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to, the SEC. These reports are also available from the SEC though its website at: www.sec.gov.

CFTC Reports

USBO also makes available its monthly reports and its annual reports required to be prepared and filed with the NFA under the CFTC regulations.

Intellectual Property

USCF owns a trademark registration for BNO UNITED STATES BRENT OIL FUND LP (and Design) (U.S. Reg. No. 3916765) for “financial investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, over-the-counter transactions based on the price of oil, and indices based on the foregoing,” in use since June 2, 2010.  USBO relies upon this trademark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors.  So long as USBO continues to use this trademark to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for this trademark under current laws, rules and regulations.  USCF has been granted a patent (U.S. Patent No. 7,739,186) and is pursuing a patent application for systems and methods for an exchange traded fund (“ETF”) that tracks the price of one or more commodities.

Item 1A.   Risk Factors.

The risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and USBO’s financial statements and the related notes.

Risks Associated With Investing Directly or Indirectly in Crude Oil

Investing in Crude Oil Interests subjects USBO to the risks of the crude oil industry and this could result in large fluctuations in the price of USBO’s units.

USBO is subject to the risks and hazards of the crude oil industry because it invests in Crude Oil Interests.  The risks and hazards that are inherent in the crude oil industry may cause the price of crude oil to widely fluctuate.  If the changes in percentage terms of USBO’s units accurately track the changes in percentage terms of the Benchmark Futures Contract or the spot price of Brent crude oil, then the price of its units may also fluctuate.  The exploration and production of crude oil are uncertain processes with many risks.  The cost of drilling, completing and operating wells for crude oil is often uncertain, and a number of factors can delay or prevent drilling operations or production of crude oil, including:

•	unexpected drilling conditions;

•	pressure or irregularities in formations;

•         equipment failures or repairs;

•         fires or other accidents;

•	adverse weather conditions;

•	pipeline ruptures, spills or other supply disruptions; and

•	shortages or delays in the availability of drilling rigs and the delivery of equipment.

Crude oil transmission, distribution, gathering, and processing activities involve numerous risks that may affect the price of crude oil.

There are a variety of hazards inherent in crude oil transmission, distribution, gathering, and processing, such as leaks, explosions, pollution, release of toxic substances, adverse weather conditions (such as hurricanes and flooding), pipeline failure, abnormal pressures, uncontrollable flows of crude oil, scheduled and unscheduled maintenance, physical damage to the gathering or transportation system, and other hazards which could affect the price of crude oil.  To the extent these hazards limit the supply or delivery of crude oil, crude oil prices will increase.

Changes in the political climate could have negative consequences for crude oil prices.

Tensions with Iran, the world’s fourth largest oil exporter, could put oil exports in jeopardy.  Other global concerns include civil unrest and sabotage affecting the flow of oil from Nigeria, a large oil exporter.  Meanwhile, friction continues between the governments of the United States and Venezuela, a major exporter of oil to the United States. Additionally, a series of production cuts by members of OPEC followed by a refusal to subsequently increase oil production have tightened world oil markets.

Fluctuations in the reserve capacity of crude oil could impact future prices.

In the past, a supply disruption in one area of the world was softened by the ability of major oil-producing nations such as Saudi Arabia to increase output to make up the difference.  Now, much of that spare reserve capacity has been absorbed by increased demand.  The current global economic downturn, however, has led to a decrease in the demand for oil that lasted through 2009 and a corresponding increase in spare capacities.  According to the United States Government’s Energy Information Administration, global oil demand is expected to rise by 1.47 million barrels a day in 2011, to a total global consumption of 86.65 million barrels per day, up from 85.18 million barrels per day in 2010.

The price of USBO’s units may be influenced by factors such as the short-term supply and demand for crude oil and the short-term supply and demand for USBO’s units.  This may cause the units to trade at a price that is above or below USBO’s NAV per unit. Accordingly, changes in the price of units may substantially vary from the changes in the price of crude oil.  If this variation occurs, then investors may not be able to effectively use USBO as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

While it is expected that the trading prices of the units will fluctuate in accordance with the changes in USBO’s NAV, the prices of units may also be influenced by other factors, including the short-term supply and demand for crude oil and the units.  There is no guarantee that the units will not trade at appreciable discounts from, and/or premiums to, USBO’s NAV.  This could cause changes in the price of the units to substantially vary from the changes in the spot price of Brent crude oil.  This may be harmful to investors because if changes in the price of the units vary substantially from the changes in the Benchmark Futures Contract or the spot price of Brent crude oil, then investors may not be able to effectively use USBO as a way to hedge the risk of losses in their crude oil-related transactions or as a way to indirectly invest in crude oil.

Changes in USBO’s NAV may not correlate with changes in the price of the Benchmark Futures Contract. If this were to occur, investors may not be able to effectively use USBO as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USCF endeavors to invest USBO’s assets as fully as possible in Futures Contracts and Other Crude Oil-Related Investments so that the changes in percentage terms of the NAV closely correlate with the changes in percentage terms in the price of the Benchmark Futures Contract.  However, changes in USBO’s NAV may not correlate with the changes in the price of the Benchmark Futures Contract for several reasons as set forth below:

•
USBO (i) may not be able to sell/buy the exact amount of positions in Futures Contracts and Other Crude Oil-Related Investments to have a perfect correlation with NAV; (ii) may not always be able to buy and sell Futures Contracts or Other Crude Oil-Related Investments at the market price; (iii) may not experience a perfect correlation between the Benchmark Futures Contract and the underlying investments in Futures Contracts, Other Crude Oil-Related Investments and Treasuries, cash and/or cash equivalents; and (iv) is required to pay fees, including brokerage fees and the management fee, which will have an effect on the correlation.

•
Short-term supply and demand for crude oil may cause the changes in the market price of the Benchmark Futures Contract to vary from the changes in USBO’s NAV if USBO has fully invested in positions in Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Futures Contracts that do reflect such supply and demand.  In addition, there are also technical differences between the two markets, e.g., one is a physical market while the other is a futures market traded on exchanges that may cause variations between the spot price of Brent crude oil and the prices of related futures contracts.

•
USBO sells and buys only as many positions in Futures Contracts and Other Crude Oil-Related Investments that it can to get the changes in percentage terms of the NAV as close as possible to the changes in percentage terms in the price of the Benchmark Futures Contract.  The remainder of its assets are invested in Treasuries, cash and/or cash equivalents and are used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in positions in Crude Oil Interests.  Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, will provide rates of return that vary from changes in the value of the spot price of Brent crude oil and the price of the Benchmark Futures Contract.

•
In addition, because USBO incurs certain expenses in connection with its investment activities, and holds most of its assets in cash and/or more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, USCF is generally not able to fully invest USBO’s assets in Futures Contracts or Other Crude Oil-Related Investments and there cannot be perfect correlation between changes in USBO’s NAV and changes in the price of the Benchmark Futures Contract.

•
As USBO grows, there may be more or less correlation.  For example, if USBO only has enough money to buy positions in three Benchmark Futures Contracts and it needs to invest in four contracts to track the price of Brent crude oil then the correlation will be lower, but if it takes positions in 20,000 Benchmark Futures Contracts and it needs to invest in 20,001 contracts then the correlation will be higher.  At certain asset levels, USBO may be limited in its ability to sell or purchase positions in the Benchmark Futures Contract or other Futures Contracts due to accountability levels imposed by the relevant exchanges.  To the extent that USBO takes positions in these other Futures Contracts or Other Crude Oil-Related Investments, the correlation with the Benchmark Futures Contract may be lower. If USBO is required to invest in other Futures Contracts and Other Crude Oil-Related Investments that are less correlated with the Benchmark Futures Contract, USBO would likely invest in over-the-counter contracts to increase the level of correlation of USBO’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”

•
USBO may not be able to sell or buy the exact number of positions in Futures Contracts and Other Crude Oil-Related Investments to have a perfect correlation with the Benchmark Futures Contract if the purchase price of the positions in Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold.  In such case, USBO could not invest the entire proceeds from the purchase of the Creation Basket in such positions (for example, assume USBO receives $5,000,000 for the sale of a Creation Basket and assume that the value of the position in a Futures Contract for crude oil is $49,410 based on a price of $49.41 per barrel, then USBO could only invest in only 101 positions in such Futures Contracts with an aggregate value of $4,990,410), USBO would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the futures commission merchant through which the contract was purchased.  The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions.  If the trading market for Futures Contracts is suspended or closed, USBO may not be able to sell or purchase these investments at the last reported price for such investments.

If changes in USBO’s NAV do not correlate with changes in the price of the Benchmark Futures Contract, then investing in USBO may not be an effective way to hedge against oil-related losses or indirectly invest in oil.

The Benchmark Futures Contract may not correlate with the spot price of Brent crude oil and this could cause the changes in the price of the units to substantially vary from the changes in the spot price of Brent crude oil.  If this were to occur, then investors may not be able to effectively use USBO as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

When using the Benchmark Futures Contract as a strategy to track the spot price of Brent crude oil, at best the correlation between changes in prices of such Crude Oil Interests and the spot price of Brent crude oil can be only approximate.  The degree of imperfection of correlation depends upon circumstances such as variations in the speculative Brent crude oil market, supply of and demand for such Crude Oil Interests and technical influences in futures trading.  If there is a weak correlation between the Crude Oil Interests and the spot price of Brent crude oil, then the price of units may not accurately track the movements of the spot price of Brent crude oil and investors may not be able to effectively use USBO as a way to hedge the risk of losses in their oil-related transactions or as a way to indirectly invest in crude oil.

USBO may experience a loss if it is required to sell Treasuries at a price lower than the price at which they were acquired.

The value of Treasuries generally moves inversely with movements in interest rates. If USBO is required to sell Treasuries at a price lower than the price at which they were acquired, USBO will experience a loss. This loss may adversely impact the price of the units and may decrease the correlation between the price of the units, the price of the Benchmark Futures Contract and Other Crude Oil-Related Investments, and the spot price of Brent crude oil.

Certain of USBO’s investments could be illiquid which could cause large losses to investors at any time or from time to time.

USBO may not always be able to liquidate its positions in its investments at the desired price.  It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market.  A market disruption, such as a foreign government taking political actions that disrupt the market in its currency, its crude oil production or exports, or in another major export, can also make it difficult to liquidate a position. Alternatively, limits imposed by futures exchanges or other regulatory organizations, such as accountability levels, position limits and daily price fluctuation limits, may contribute to a lack of liquidity with respect to some commodity interests.

Unexpected market illiquidity may cause major losses to investors at any time or from time to time.  In addition, USBO has not and does not intend at this time to establish a credit facility, which would provide an additional source of liquidity and instead relies only on the Treasuries, cash and/or cash equivalents that it holds. The anticipated large value of the positions in Futures Contracts that USCF will acquire or enter into for USBO increases the risk of illiquidity.  The Other Crude Oil-Related Investments that USBO invests in, such as negotiated over-the-counter contracts, may have a greater likelihood of being illiquid since they are contracts between two parties that take into account not only market risk, but also the relative credit, tax, and settlement risks under such contracts.  Such contracts also have limited transferability that results from such risks and from the contract’s express limitations.

Because both Futures Contracts and Other Crude Oil-Related Investments may be illiquid, USBO’s Crude Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated.

If the nature of hedgers and speculators in futures markets has shifted such that crude oil purchasers are the predominant hedgers in the market, USBO might have to reinvest at higher futures prices or choose Other Crude Oil-Related Investments.

The changing nature of the hedgers and speculators in the crude oil market influences whether futures prices are above or below the expected future spot price.  In order to induce speculators to take the corresponding long side of the same futures contract, crude oil producers must generally be willing to sell futures contracts at prices that are below expected future spot prices.  Conversely, if the predominant hedgers in the futures market are the purchasers of the crude oil who purchase futures contracts to hedge against a rise in prices, then speculators will only take the short side of the futures contract if the futures price is greater than the expected future spot price of crude oil.  This can have significant implications for USBO when it is time to reinvest the proceeds from a maturing Futures Contract into a new Futures Contract.

While USBO does not intend to take physical delivery of crude oil under its Futures Contracts, physical delivery under such contracts impacts the value of the contracts.

While it is not the current intention of USBO to take physical delivery of crude oil under any of its Futures Contracts, futures contracts are not required to be cash-settled and it is possible to take delivery under some of these contracts. Storage costs associated with purchasing crude oil could result in costs and other liabilities that could impact the value of Futures Contracts or Other Crude Oil-Related Investments.  Storage costs include the time value of money invested in crude oil as a physical commodity plus the actual costs of storing the crude oil less any benefits from ownership of crude oil that are not obtained by the holder of a futures contract. In general, Futures Contracts have a one-month delay for contract delivery and the back month (the back month is any future delivery month other than the spot month) includes storage costs.  To the extent that these storage costs change for crude oil while USBO holds Futures Contracts or Other Crude Oil-Related Investments, the value of the Futures Contracts or Other Crude Oil-Related Investments, and therefore USBO’s NAV, may change as well.

The price relationship between the near month contract and the next month contract that compose the Benchmark Futures Contract will vary and may impact both the total return over time of USBO’s NAV, as well as the degree to which its total return tracks other crude oil price indices’ total returns.

The Benchmark Futures Contract is the near month contract to expire until the near month contract is within two weeks of expiration, when it is sold and near month contract is replaced with the next month contract to expire.  In the event of a crude oil futures market where near month contracts trade at a higher price than next month contracts to expire, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the Benchmark Futures Contract would tend to rise as it approaches expiration. As a result positions in the Benchmark Futures Contract would tend to track higher.  Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts to expire, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the Benchmark Futures Contract would tend to decline as it approaches expiration.  As a result positions in the Benchmark Futures Contract would tend to track lower.  When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may lead the total return of USBO’s NAV to vary significantly. In the event of a prolonged period of contango, and absent the impact of rising or falling crude oil prices, this could have a significant negative impact on USBO’s NAV and total return.

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

The regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States.  Under the Dodd-Frank Act, there is a possibility of future regulatory changes within the United States altering, perhaps to a material extent, the nature of an investment in USBO or the ability of USBO to continue to implement its investment strategy.  In addition, various national governments outside the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general.  The effect of any future regulatory change on USBO is impossible to predict, but could be substantial and adverse.

In the wake of the economic crisis of 2008 and 2009, the Administration, federal regulators and Congress are revisiting the regulation of the financial sector, including securities and commodities markets.  These efforts are anticipated to result in significant changes in the regulation of these markets.

The Dodd-Frank Act includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. Additionally, the new law requires the aggregation, for purposes of position limits, of all positions in commodity futures and certain commodity swaps held by a single entity and its affiliates, whether such positions exist on U.S. futures exchanges, non-U.S. futures exchanges, or in over-the-counter swaps.  The CFTC, along with the SEC and other federal regulators, has been tasked with developing the rules and regulations enacting the provisions noted above.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USBO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  In particular, new position limits imposed on USBO or its counterparties may impact USBO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USBO’s investments and doing business, which could adversely affect USBO’s investors.  For a more detailed discussion of the position limits to be imposed by the CFTC and the potential impacts thereof on USBO, please see “Item 1. Business – What are Futures Contracts?” in this annual report on Form 10-K.

Investing in USBO for purposes of hedging may be subject to several risks including the possibility of losing the benefit of favorable market movement.

Participants in the crude oil or in other industries may use USBO as a vehicle to hedge the risk of losses in their crude oil-related transactions.  There are several risks in connection with using USBO as a hedging device.  While hedging can provide protection against an adverse movement in market prices, it can also preclude a hedger’s opportunity to benefit from a favorable market movement. In a hedging transaction, the hedger may be concerned that the hedged item will increase in price, but must recognize the risk that the price may instead decline and if this happens he will have lost his opportunity to profit from the change in price because the hedging transaction will result in a loss rather than a gain.  Thus, the hedger foregoes the opportunity to profit from favorable price movements.

In addition, if the hedge is not a perfect one, the hedger can lose on the hedging transaction and not realize an offsetting gain in the value of the underlying item being hedged.

When using futures contracts as a hedging technique, at best, the correlation between changes in prices of futures contracts and of the items being hedged can be only approximate.  The degree of imperfection of correlation depends upon circumstances such as: variations in speculative markets, demand for futures and for crude oil products, technical influences in futures trading, and differences between anticipated energy costs being hedged and the instruments underlying the standard futures contracts available for trading. Even a well-conceived hedge may be unsuccessful to some degree because of unexpected market behavior as well as the expenses associated with creating the hedge.

In addition, using an investment in USBO as a hedge for changes in energy costs (e.g., investing in crude oil, heating oil, gasoline, natural gas or other fuels, or electricity) may not correlate because changes in the spot price of crude oil may vary from changes in energy costs because the changes in the spot price of crude oil may not be at the same rate as changes in the price of other energy products, and, in any case, the spot price of crude oil does not reflect the refining, transportation, and other costs that may impact the hedger’s energy costs.

An investment in USBO may provide little or no diversification benefits.  Thus, in a declining market, USBO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in USBO while incurring losses with respect to other asset classes.

Historically, Futures Contracts and Other Crude Oil-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.  However, there can be no assurance that such non-correlation will continue during future periods.  If, contrary to historic patterns, USBO’s performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in the units.  In such a case, USBO may have no gains to offset losses from other investments, and investors may suffer losses on their investment in USBO at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Futures Contracts and Other Crude Oil-Related Investments, than on traditional securities.  These additional variables may create additional investment risks that subject USBO’s investments to greater volatility than investments in traditional securities.

Non-correlation should not be confused with negative correlation, where the performance of two asset classes would be opposite of each other.  There is no historic evidence that the spot price of crude oil and prices of other financial assets, such as stocks and bonds, are negatively correlated. In the absence of negative correlation, USBO cannot be expected to be automatically profitable during unfavorable periods for the stock market, or vice versa.

USBO’s Operating Risks

USBO is not a registered investment company so unitholders do not have the protections of the 1940 Act.

USBO is not an investment company subject to the 1940 Act.  Accordingly, investors do not have the protections afforded by that statute which, for example, requires investment companies to have a majority of disinterested directors and regulates the relationship between the investment company and its investment manager.

USCF is leanly staffed and relies heavily on key personnel to manage trading activities.

In managing and directing the day-to-day activities and affairs of USBO, USCF relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USBO.  Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds, and USCF has filed a registration statement for three other exchange traded security funds, USMI, USAI and USCUI. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that manages a public mutual fund. It is estimated that Mr. Mah will spend approximately 90% of his time on USBO and Related Public Fund matters.  Mr. Hyland will spend approximately 100% of his time on USBO and Related Public Fund matters.  To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause a tracking error, which could cause the price of units to substantially vary from the price of the Benchmark Futures Contract and prevent investors from being able to effectively use USBO as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

The Benchmark Futures Contract is currently traded on the ICE Futures Exchange without specific accountability levels or position limits.  However, the ICE Futures Exchange’s daily position management regime requires that any position greater than 500 contracts in the nearest two months to expire must be reported to the ICE Futures Exchange on a daily basis.  The ICE Futures Exchange has powers to prevent the development of excessive positions or unwarranted speculation or any other undesirable situation and may take any steps necessary to resolve such situations including the ability to mandate limitations on the size of such positions or to reduce positions where appropriate.  Although the Benchmark Futures Contract is not subject to the more stringent accountability levels and position limits established by U.S. designated contract markets (discussed below), recent actions by the ICE Futures Exchange indicate that the exchange is actively using its oversight authority to regulate positions in its contracts.

U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USBO is not) may hold, own or control.  For example, the current accountability level for investments at any one time in light, sweet crude oil Futures Contracts is 20,000.  While this is not a fixed ceiling, it is a threshold above which the NYMEX may exercise greater scrutiny and control over an investor, including limiting an investor to holding no more than 20,000 light, sweet crude oil Futures Contracts.  With regard to position limits, the NYMEX limits an investor from holding more than 3,000 net futures in the last 3 days of trading in the near month contract to expire.

In addition to accountability levels and position limits, the NYMEX also sets daily price fluctuation limits on futures contracts.  The daily price fluctuation limit establishes the maximum amount that the price of a futures contracts may vary either up or down from the previous day’s settlement price.  Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

For example, the NYMEX imposes a $10.00 per barrel ($10,000 per contract) price fluctuation limit for light, sweet crude oil Futures Contracts.  This limit is initially based off of the previous NYMEX trading day’s settlement price. If any light, sweet crude oil Futures Contract is traded, bid, or offered at the limit for five minutes, trading is halted for five minutes.  When trading resumes it begins at the point where the limit was imposed and the limit is reset to be $10.00 per barrel in either direction of that point.  If another halt were triggered, the market would continue to be expanded by $10.00 per barrel in either direction after each successive five-minute trading halt.  There is no maximum price fluctuation limit during any one trading session.

Currently, U.S. futures exchanges, including the NYMEX, do not implement fixed position limits for futures contracts held outside of the last few days of trading in the near month contract to expire.  However, the Dodd-Frank Act requires the CFTC to promulgate rules establishing position limits for futures and options contracts on commodities as well as for swaps that are economically equivalent to futures or options.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC set position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on USBO is impossible to predict, but it could be substantial and adverse.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract.  This may in turn prevent investors from being able to effectively use USBO as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USBO has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Crude Oil-Related Investments. If USBO is required to limit or reduce the size of its positions in Brent crude oil contracts on the ICE Futures Exchange, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on the NYMEX or other exchanges that trade listed crude oil futures.  The Futures Contracts available on the NYMEX are comparable to the contracts on the ICE Futures Exchange, but they may have different underlying commodities, sizes, deliveries, and prices.

There are technical and fundamental risks inherent in the trading system USCF employs.

USCF’s trading system is quantitative in nature and it is possible that USCF might make a mathematical error.  In addition, it is also possible that a computer or software program may malfunction and cause an error in computation.

To the extent that USCF uses spreads and straddles as part of its trading strategy, there is the risk that the NAV may not closely track the changes in the Benchmark Futures Contract.

Spreads combine simultaneous long and short positions in related futures contracts that differ by commodity (e.g., long crude oil and short gasoline), by market (e.g., long WTI crude futures, short Brent crude futures), or by delivery month (e.g., long December, short November). Spreads gain or lose value as a result of relative changes in price between the long and short positions.  Spreads often reduce risk to investors, because the contracts tend to move up or down together.  However, both legs of the spread could move against an investor simultaneously, in which case the spread would lose value.  Certain types of spreads may face unlimited risk, e.g., because the price of a futures contract underlying a short position can increase by an unlimited amount and the investor would have to take delivery or offset at that price.

A commodity straddle takes both long and short option positions in the same commodity in the same market and delivery month simultaneously.  The buyer of a straddle profits if either the long or the short leg of the straddle moves further than the combined cost of both options.  The seller of a straddle profits if both the long and short positions do not trade beyond a range equal to the combined premium for selling both options.

If USCF were to utilize a spread or straddle position and the spread performed differently than expected, the results could impact USBO’s tracking error.  This could affect USBO’s investment objective of having its NAV closely track the changes in the Benchmark Futures Contract. Additionally, a loss on a spread position would negatively impact USBO’s absolute return.

USBO and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of unitholders.

USBO and USCF may have inherent conflicts to the extent USCF attempts to maintain USBO’s asset size in order to preserve its fee income and this may not always be consistent with USBO’s objective of having the value of its units’ NAV track the changes in the price of the Benchmark Futures Contract.  USCF’s officers, directors and employees do not devote their time exclusively to USBO.  These persons are directors, officers or employees of other entities that may compete with USBO for their services.  They could have a conflict between their responsibilities to USBO and to those other entities.

In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account.  A conflict of interest may exist if their trades are in the same markets and at the same time as USBO trades using the clearing broker to be used by USBO.  A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by USBO.

USCF has sole current authority to manage the investments and operations of USBO, and this may allow it to act in a way that furthers its own interests which may create a conflict with the best interests of investors. Limited partners have limited voting control, which will limit the ability to influence matters such as amendment of the LP Agreement, change in USBO’s basic investment policy, dissolution of this fund, or the sale or distribution of USBO’s assets.

USCF serves as the general partner to each of USBO, USOF, USNG, US12OF, UGA, USHO, USSO and US12NG and the sponsor for USCI, and will serve as the sponsor for USMI, USAI and USCUI, if such funds offer their securities to the public or begin operations.  USCF may have a conflict to the extent that its trading decisions for USBO may be influenced by the effect they would have on the other funds it manages.  These trading decisions may be influenced since USCF also serves as the general partner or sponsor for all of the funds and is required to meet all of the funds’ investment objectives as well as USBO’s.  If USCF believes that a trading decision it made on behalf of USBO might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then USCF may choose to change its trading decision for USBO, which could either impede or improve the opportunity for USBO to meet its investment objective.  In addition, USCF is required to indemnify the officers and directors of its other funds if the need for indemnification arises.  This potential indemnification will cause USCF’s assets to decrease.  If USCF’s other sources of income are not sufficient to compensate for the indemnification, then USCF may terminate and investors could lose their investment.

Unitholders may only vote on the removal of USCF and limited partners have only limited voting rights. Unitholders and limited partners will not participate in the management of USBO and do not control USCF so they will not have influence over basic matters that affect USBO.

Unitholders that have not applied to become limited partners have no voting rights, other than to remove USCF as the general partner of USBO.  Limited partners will have limited voting rights with respect to USBO’s affairs.  Unitholders may remove USCF only if 66 2/3% of the unitholders elect to do so.  Unitholders and limited partners will not be permitted to participate in the management or control of USBO or the conduct of its business.  Unitholders and limited partners must therefore rely upon the duties and judgment of USCF to manage USBO’s affairs.

USCF may manage a large amount of assets and this could affect USBO’s ability to trade profitably.

Increases in assets under management may affect trading decisions.  In general, USCF does not intend to limit the amount of assets of USBO that it may manage.  The more assets USCF manages, the more difficult it may be for it to trade profitably because of the difficulty of trading larger positions without adversely affecting prices and performance and of managing risk associated with larger positions.

USBO could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

USBO may terminate at any time, regardless of whether USBO has incurred losses, subject to the terms of the LP Agreement.  In particular, unforeseen circumstances, including the death, adjudication of incompetence, bankruptcy, dissolution or removal of USCF as the general partner of USBO could cause USBO to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions.  However, no level of losses will require USCF to terminate USBO.  USBO’s termination would cause the liquidation and potential loss of an investor’s investment.  Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

Limited partners may not have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for USBO’s obligations as if it were a general partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the general partner.

A limited partner will not be liable for assessments in addition to its initial capital investment in any of USBO’s capital securities representing units.  However, a limited partner may be required to repay to USBO any amounts wrongfully returned or distributed to it under some circumstances.  Under Delaware law, USBO may not make a distribution to limited partners if the distribution causes USBO’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of USBO’s assets.  Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

With adequate notice, a limited partner may be required to withdraw from the partnership for any reason.

If USCF gives at least fifteen (15) days’ written notice to a limited partner, then USCF may for any reason, in its sole discretion, require any such limited partner to withdraw entirely from the partnership or to withdraw a portion of its partner capital account.  USCF may require withdrawal even in situations where the limited partner has complied completely with the provisions of the LP Agreement.

USBO’s existing units are, and any units USBO issues in the future will be, subject to restrictions on transfer. Failure to satisfy these requirements will preclude a transferee from being able to have all the rights of a limited partner.

No transfer of any unit or interest therein may be made if such transfer would (a) violate the then applicable federal or state securities laws or rules and regulations of the SEC, any state securities commission, the CFTC or any other governmental authority with jurisdiction over such transfer, or (b) cause USBO to be taxable as a corporation or affect USBO’s existence or qualification as a limited partnership.  In addition, investors may only become limited partners if they transfer their units to purchasers that meet certain conditions outlined in the LP Agreement, which provides that each record holder or limited partner or unitholder applying to become a limited partner (each a record holder) may be required by USCF to furnish certain information, including that holder’s nationality, citizenship or other related status.  A transferee who is not a U.S. resident may not be eligible to become a record holder or a limited partner if its ownership would subject USBO to the risk of cancellation or forfeiture of any of its assets under any federal, state or local law or regulation.  All purchasers of USBO’s units, who wish to become limited partners or record holders, and receive cash distributions, if any, or have certain other rights, must deliver an executed transfer application in which the purchaser or transferee must certify that, among other things, he, she or it agrees to be bound by USBO’s LP Agreement and is eligible to purchase USBO’s securities.  Any transfer of units will not be recorded by the transfer agent or recognized by USBO unless a completed transfer application is delivered to USCF or the Administrator.  A person purchasing USBO’s existing units, who does not execute a transfer application and certify that the purchaser is eligible to purchase those securities acquires no rights in those securities other than the right to resell those securities.  Whether or not a transfer application is received or the consent of USCF obtained, USBO’s units will be securities and will be transferable according to the laws governing transfers of securities.  See “Transfer of Units.”

USBO does not expect to make cash distributions.

USBO has not previously made any cash distributions and intends to re-invest any realized gains in additional Crude Oil Interests rather than distributing cash to limited partners.  Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, USBO generally does not expect to distribute cash to limited partners.  An investor should not invest in USBO if it will need cash distributions from USBO to pay taxes on its share of income and gains of USBO, if any, or for any other reason.  Although USBO does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Crude Oil Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

There is a risk that USBO will not earn trading gains sufficient to compensate for the fees and expenses that it must pay and as such USBO may not earn any profit.

USBO pays brokerage charges of approximately 0.09% (including futures commission merchant fees of $3.50 per buy or sell), any licensing fees for the use of intellectual property, registration fees with the SEC, FINRA, or other regulatory agency in connection with offers and sales of the units subsequent to the initial offering of the units including the legal, printing, accounting and other expenses associated therewith.  USBO also pays the fees and expenses, including directors and officers liability insurance, of the independent directors, management fees of 0.75% of NAV on its average net assets, tax accounting and reporting costs, and over-the-counter spreads and extraordinary expenses (i.e., expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on USBO’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.  These fees and expenses must be paid in all cases regardless of whether USBO’s activities are profitable.  Accordingly, USBO must earn trading gains sufficient to compensate for these fees and expenses before it can earn any profit.

If offerings of the units do not raise sufficient funds to pay USBO’s future expenses and no other source of funding of expenses is found, USBO may be forced to terminate and investors may lose all or part of their investment.

Prior to the offering of units that commenced on June 2, 1010, all of USBO’s expenses were funded by USCF and its affiliates.  These payments by USCF and its affiliates were designed to allow USBO the ability to commence the public offering of its units.  USBO now directly pays certain of these fees and expenses.  USCF will continue to pay other fees and expenses, as set forth in the LP Agreement.  If USCF and USBO are unable to raise sufficient funds to cover their expenses or locate any other source of funding, USBO may be forced to terminate and investors may lose all or part of their investment.

USBO may incur higher fees and expenses upon renewing existing or entering into new contractual relationships.

The clearing arrangements between the clearing brokers and USBO generally are terminable by the clearing brokers once the clearing broker has given USBO notice.  Upon termination, USCF may be required to renegotiate or make other arrangements for obtaining similar services if USBO intends to continue trading in Futures Contracts or Other Crude Oil-Related Investments at its present level of capacity.  The services of any clearing broker may not be available, or even if available, these services may not be available on the terms as favorable as those of the expired or terminated clearing arrangements.

USBO may miss certain trading opportunities because it will not receive the benefit of the expertise of independent trading advisors.

USCF does not employ trading advisors for USBO; however, it reserves the right to employ them in the future.  The only advisor to USBO is USCF.  A lack of independent trading advisors may be disadvantageous to USBO because it will not receive the benefit of a trading advisor’s expertise.

An unanticipated number of redemption requests during a short period of time could have an adverse effect on the NAV of USBO.

If a substantial number of requests for redemption of Redemption Baskets are received by USBO during a relatively short period of time, USBO may not be able to satisfy the requests from USBO’s assets not committed to trading.  As a consequence, it could be necessary to liquidate positions in USBO’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

The financial markets are currently in a period of disruption and USBO does not expect these conditions to improve in the near future.

Currently and throughout 2008, 2009 and the first half of 2010, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends.  The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry.  Although the financial markets saw signs of a recovery beginning in late 2010, the financial markets are still fragile and could fall into another recession.  Another recession could adversely affect the financial condition and results of operations of USBO’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve USBO’s investment objective.

The failure or bankruptcy of a clearing broker could result in a substantial loss of USBO’s assets; the clearing broker could be subject to proceedings that impair its ability to execute USBO’s trades.

Under CFTC regulations, a clearing broker maintains customers’ assets in a bulk segregated account.  If a clearing broker fails to do so, or even if the customers’ funds are segregated by the clearing broker if the clearing broker is unable to satisfy a substantial deficit in a customer account, the clearing broker’s other customers may be subject to risk of a substantial loss of their funds in the event of that clearing broker’s bankruptcy.  In that event, the clearing broker’s customers, such as USBO, are entitled to recover, even in respect of property specifically traceable to them, only a proportional share of all property available for distribution to all of that clearing broker’s customers.  The bankruptcy of a clearing broker could result in the complete loss of USBO’s assets posted with the clearing broker; though the vast majority of USBO’s assets are held in Treasuries, cash and/or cash equivalents with USBO’s custodian and would not be impacted by the bankruptcy of a clearing broker.  USBO also may be subject to the risk of the failure of, or delay in performance by, any exchanges and markets and their clearing organizations, if any, on which commodity interest contracts are traded.

In addition, to the extent USBO’s clearing broker is required to post USBO’s assets as margin to a clearinghouse, the margin will be maintained in an omnibus account containing the margin of all of the clearing broker’s customers.  If USBO’s clearing broker defaults to the clearinghouse because of a default by one of the clearing broker’s other customers or otherwise, then the clearinghouse can look to all of the margin in the omnibus account, including margin posted by USBO and any other non-defaulting customers of the clearing broker to satisfy the obligations of the clearing broker.

From time to time, the clearing brokers may be subject to legal or regulatory proceedings in the ordinary course of their business.  A clearing broker’s involvement in costly or time-consuming legal proceedings may divert financial resources or personnel away from the clearing broker’s trading operations, which could impair the clearing broker’s ability to successfully execute and clear USBO’s trades.

The failure or insolvency of USBO’s custodian could result in a substantial loss of USBO’s assets.

As noted above, the vast majority of USBO’s assets are held in Treasuries, cash and/or cash equivalents with USBO’s custodian. The insolvency of the custodian could result in a complete loss of USBO’s assets held by that custodian, which, at any given time, would likely comprise a substantial portion of USBO’s total assets.

Third parties may infringe upon or otherwise violate intellectual property rights or assert that USCF has infringed or otherwise violated their intellectual property rights, which may result in significant costs and diverted attention.

Third parties may utilize USBO’s intellectual property or technology, including the use of its business methods, trademarks and trading program software, without permission.  USCF has a patent pending for USBO’s business method and it is registering its trademarks.  USBO does not currently have any proprietary software.  However, if it obtains proprietary software in the future, then any unauthorized use of USBO’s proprietary software and other technology could also adversely affect its competitive advantage.  USBO may have difficulty monitoring unauthorized uses of its patents, trademarks, proprietary software and other technology.  Also, third parties may independently develop business methods, trademarks or proprietary software and other technology similar to that of USCF or claim that USCF has violated their intellectual property rights, including their copyrights, trademark rights, trade names, trade secrets and patent rights.  As a result, USCF may have to litigate in the future to protect its trade secrets, determine the validity and scope of other parties’ proprietary rights, defend itself against claims that it has infringed or otherwise violated other parties’ rights, or defend itself against claims that its rights are invalid.  Any litigation of this type, even if USCF is successful and regardless of the merits, may result in significant costs, divert its resources from USBO, or require it to change its proprietary software and other technology or enter into royalty or licensing agreements.

The success of USBO depends on the ability of USCF to accurately implement trading systems, and any failure to do so could subject USBO to losses on such transactions.

USCF uses mathematical formulas built into a generally available spreadsheet program to decide whether it should buy or sell Crude Oil Interests each day.  Specifically, USCF uses the spreadsheet to make mathematical calculations and to monitor positions in Crude Oil Interests and Treasuries and correlations to the Benchmark Futures Contract.  USCF must accurately process the spreadsheets’ outputs and execute the transactions called for by the formulas.  In addition, USBO relies on USCF to properly operate and maintain its computer and communications systems.  Execution of the formulas and operation of the systems are subject to human error.  Any failure, inaccuracy or delay in implementing any of the formulas or systems and executing USBO’s transactions could impair its ability to achieve USBO’s investment objective.  It could also result in decisions to undertake transactions based on inaccurate or incomplete information.  This could cause substantial losses on transactions.

USBO may experience substantial losses on transactions if the computer or communications system fails.

USBO’s trading activities, including its risk management, depend on the integrity and performance of the computer and communications systems supporting them.  Extraordinary transaction volume, hardware or software failure, power or telecommunications failure, a natural disaster or other catastrophe could cause the computer systems to operate at an unacceptably slow speed or even fail.  Any significant degradation or failure of the systems that USCF uses to gather and analyze information, enter orders, process data, monitor risk levels and otherwise engage in trading activities may result in substantial losses on transactions, liability to other parties, lost profit opportunities, damages to USCF’s and USBO’s reputations, increased operational expenses and diversion of technical resources.

If the computer and communications systems are not upgraded, USBO’s financial condition could be harmed.

The development of complex computer and communications systems and new technologies may render the existing computer and communications systems supporting USBO’s trading activities obsolete.  In addition, these computer and communications systems must be compatible with those of third parties, such as the systems of exchanges, clearing brokers and the executing brokers.  As a result, if these third parties upgrade their systems, USCF will need to make corresponding upgrades to continue effectively its trading activities.  USBO’s future success will depend on USBO’s ability to respond to changing technologies on a timely and cost-effective basis.

USBO depends on the reliable performance of the computer and communications systems of third parties, such as brokers and futures exchanges, and may experience substantial losses on transactions if they fail.

USBO depends on the proper and timely function of complex computer and communications systems maintained and operated by the futures exchanges, brokers and other data providers that USCF uses to conduct trading activities.  Failure or inadequate performance of any of these systems could adversely affect USCF’s ability to complete transactions, including its ability to close out positions, and result in lost profit opportunities and significant losses on commodity interest transactions.  This could have a material adverse effect on revenues and materially reduce USBO’s available capital.  For example, unavailability of price quotations from third parties may make it difficult or impossible for USCF to use its proprietary software that it relies upon to conduct its trading activities.  Unavailability of records from brokerage firms may make it difficult or impossible for USCF to accurately determine which transactions have been executed or the details, including price and time, of any transaction executed.  This unavailability of information also may make it difficult or impossible for USCF to reconcile its records of transactions with those of another party or to accomplish settlement of executed transactions.

The occurrence of a terrorist attack, or the outbreak, continuation or expansion of war or other hostilities could disrupt USBO’s trading activity and materially affect USBO’s profitability.

The operations of USBO, the exchanges, brokers and counterparties with which USBO does business, and the markets in which USBO does business could be severely disrupted in the event of a major terrorist attack or the outbreak, continuation or expansion of war or other hostilities.  Global anti-terrorism initiatives and political unrest in the Middle East and Southeast Asia continue to fuel this concern.

Risk of Leverage and Volatility

If USCF permits USBO to become leveraged, investors could lose all or substantially all of their investment if USBO’s trading positions suddenly turn unprofitable.

Commodity pools’ trading positions in futures contracts or other commodity interests are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interests’) entire market value.  This feature permits commodity pools to “leverage” their assets by purchasing or selling futures contracts (or other commodity interests) with an aggregate value in excess of the commodity pool’s assets.  While this leverage can increase the pool’s profits, relatively small adverse movements in the price of the pool’s futures contracts can cause significant losses to the pool.  While USCF has not and does not currently intend to leverage USBO’s assets, it is not prohibited from doing so under the LP Agreement or otherwise.

The price of crude oil is volatile which could cause large fluctuations in the price of units.

Movements in the price of crude oil may be the result of factors outside of USCF’s control and may not be anticipated by USCF.  Among the factors that can cause volatility in the price of crude oil are:

•         worldwide or regional demand for energy, which is affected by economic conditions;

•         the domestic and foreign supply and inventories of oil and gas;

•	weather conditions, including abnormally mild winter or summer weather, and abnormally harsh winter or summer weather;

•         availability and adequacy of pipeline and other transportation facilities;

•	domestic and foreign governmental regulations and taxes;

•         political conditions in gas or oil producing regions;

•	technological advances relating to energy usage or relating to technology for exploration, production, refining and petrochemical manufacturing;

•	the ability of members of OPEC to agree upon and maintain oil prices and production levels;

•         the price and availability of alternative fuels; and

•         the impact of energy conservation efforts.

The impact of environmental and other governmental laws and regulations may affect the price of crude oil.

Environmental and other governmental laws and regulations have increased the costs to plan, design, drill, install, operate and abandon oil wells.  Other laws have prevented exploration and drilling of crude oil in certain environmentally sensitive federal lands and waters.  Several environmental laws that have a direct or an indirect impact on the price of crude oil include, but are not limited to, the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, and the Comprehensive Environmental Response, Compensation and Liability Act of 1980.

The limited method for transporting and storing crude oil may cause the price of crude oil to increase.

Crude oil is transported throughout the United Kingdom and the United States by way of pipelines, barges, tankers, trucks and rail cars and is stored in aboveground and underground storage facilities.  These systems may not be adequate to meet demand, especially in times of peak demand or in areas of the United Kingdom or the United States where crude oil service is already limited due to minimal pipeline and storage infrastructure.  As a result of the limited method for transporting and storing crude oil, the price of crude oil may increase.

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to little regulation.

A portion of USBO’s assets may be used to trade over-the-counter crude oil interest contracts, such as forward contracts or swap or spot contracts.  Over-the-counter contracts are typically traded on a principal-to-principal basis through dealer markets that are dominated by major money center and investment banks and other institutions and are essentially unregulated by the CFTC.  Investors therefore do not receive the protection of CFTC regulation or the statutory scheme of the CEA in connection with this trading activity by USBO.  The markets for over-the-counter contracts primarily rely upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets.  The limited regulation in these markets could expose USBO in certain circumstances to significant losses in the event of trading abuses or financial failure by participants.

USBO will be subject to credit risk with respect to counterparties to over-the-counter contracts entered into by USBO or held by special purpose or structured vehicles.

USBO faces the risk of non-performance by the counterparties to the over-the-counter contracts.  Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions.  As a result, there will be greater counterparty credit risk in these transactions.  A counterparty may not be able to meet its obligations to USBO, in which case USBO could suffer significant losses on these contracts.

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, USBO may experience significant delays in obtaining any recovery in a bankruptcy or other reorganization proceeding. USBO may obtain only limited recovery or may obtain no recovery in such circumstances.

USBO may be subject to liquidity risk with respect to its over-the-counter contracts.

Over-the-counter contracts may have terms that make them less marketable than Futures Contracts.  Over-the-counter contracts are less marketable because they are not traded on an exchange, do not have uniform terms and conditions, and are entered into based upon the creditworthiness of the parties and the availability of credit support, such as collateral, and in general, they are not transferable without the consent of the counterparty.  These conditions diminish the ability to realize the full value of such contracts.  In addition, even if collateral is used to reduce counterparty credit risk, sudden changes in the value of over-the-counter transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not implemented any rules on this issue and has not implemented any regulations regarding the margin requirements for uncleared swaps.

Risk of Trading in International Markets

Trading in international markets could expose USBO to credit and regulatory risk.

USCF invests primarily in Futures Contracts, a significant portion of which are traded on exchanges outside of the United States, including the ICE Futures.  Some non-U.S. markets present risks because they are not subject to the same degree of regulation as their U.S. counterparts.  The CFTC, NFA, and the domestic exchanges have little, if any, regulatory authority over the activities of any foreign boards of trade or exchanges, including the execution, delivery and clearing of transactions, and have little, if any,  power to compel enforcement of the rules of a foreign board of trade or exchange or of any applicable non-U.S. laws.  However, the CFTC does have some oversight authority and the ability to impose certain self-regulatory and reporting requirements on non-U.S. futures exchanges trading U.S.-linked futures contracts and contracts with a significant price discovery function.

Similarly, the rights of market participants, such as USBO, in the event of the insolvency or bankruptcy of a non-U.S. market or broker are also likely to be more limited than in the case of U.S. markets or brokers.  As a result, in these markets, USBO has less legal and regulatory protection than it does when it trades domestically.

In some of these non-U.S. markets, the performance on a contract is the responsibility of the counterparty and is not backed by an exchange or clearing corporation and therefore exposes USBO to credit risk.  However, Futures Contracts traded on the ICE Futures Exchange, including the Benchmark Futures Contract, are backed by the ICE Futures Exchange and may not expose USBO to the risks of some other non-U.S. exchanges or clearing corporations that do not have similar backing.  Trading in non-U.S. markets also leaves USBO susceptible to fluctuations in the value of the local currency against the U.S. dollar for contracts not traded in U.S. dollars.  The Benchmark Futures Contract, however, is traded in U.S. dollars and does not expose USBO to the risk of currency fluctuations. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability.  An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

International trading activities subject USBO to foreign exchange risk.

The price of any non-U.S. Futures Contract, option on any non-U.S. Futures Contract, or other non-U.S.  Other Crude Oil Interest and, therefore, the potential profit and loss on such Crude Oil Interests, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised.  As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USBO even if the contract traded is profitable.

USBO’s international trading could expose it to losses resulting from non-U.S. exchanges that are less developed or less reliable than United States exchanges.

Some non-U.S. exchanges may be in a more developmental stage so that prior price histories may not be indicative of current price dynamics.  In addition, USBO may not have the same access to certain positions on foreign trading exchanges as do local traders, and the historical market data on which USCF bases its strategies may not be as reliable or accessible as it is for U.S. exchanges.

Tax Risk

An investor’s tax liability may exceed the amount of distributions, if any, on its units.

Cash or property will be distributed at the sole discretion of USCF.  USCF has not and does not currently intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of USBO’s taxable income, without regard to whether they receive distributions or the amount of any distributions.  Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its units.

Due to the application of the assumptions and conventions applied by USBO in making allocations for tax purposes and other factors, an investor’s allocable share of USBO’s income, gain, deduction or loss may be different than its economic profit or loss from its units for a taxable year.  This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to units could be reallocated if the IRS does not accept the assumptions and conventions applied by USBO in allocating those items, with potential adverse consequences for an investor.

The U.S. tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as USBO is in many respects uncertain.  USBO applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects unitholders’ economic gains and losses.  These assumptions and conventions may not fully comply with all aspects of the Internal Revenue Code (the “Code”) and applicable Treasury Regulations, however, and it is possible that the U.S. Internal Revenue Service will successfully challenge USBO’s allocation methods and require USBO to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors.  If this occurs, investors may be required to file an amended tax return and to pay additional taxes plus deficiency interest.

USBO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the units.

USBO has received an opinion of counsel that, under current U.S. federal income tax laws, USBO will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of USBO’s annual gross income consists of “qualifying income” as defined in the Code, (ii) USBO is organized and operated in accordance with its governing agreements and applicable law and (iii) USBO does not elect to be taxed as a corporation for federal income tax purposes.  Although USCF anticipates that USBO has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured.  USBO has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for federal income tax purposes. If the IRS were to successfully assert that USBO is taxable as a corporation for federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to unitholders, USBO would be subject to tax on its net income for the year at corporate tax rates.  In addition, although USCF does not currently intend to make distributions with respect to units, any distributions would be taxable to unitholders as dividend income.  Taxation of USBO as a corporation could materially reduce the after-tax return on an investment in units and could substantially reduce the value of the units.

Item 1B.       Unresolved Staff Comments.

Not applicable.

Item 2.          Properties.

Not applicable.

Item 3.          Legal Proceedings.

Although USBO may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise, USBO is currently not a party to any pending material legal proceedings.

Item 4.          Reserved.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Units

USBO’s units have traded on the NYSE Arca under the symbol “BNO” since June 2, 2010.  The following table sets forth the range of reported high and low sales prices of the units as reported on the NYSE Arca, as applicable, for the periods indicated below.

	High	Low
Fiscal year 2010
First quarter	$-	$-
Second quarter	$53.43	$49.38
Third quarter	$55.59	$48.66
Fourth quarter	$62.82	$54.20

As of December 31, 2010, USBO had 141 holders of units.

Dividends

USBO has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USBO does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USBO redeemed 0 baskets (comprising 0 units) during the year ended December 31, 2010.

Item 6.          Selected Financial Data.

Financial Highlights (for the year ended December 31, 2010)
(Dollar amounts in 000’s except for per unit information)

Year ended December 31, 2010
Total assets	$12,746
Net realized and unrealized gain on futures transactions, inclusive of commissions	$2,669
Net income	$2,615
Weighted-average limited partnership units	200,000
Net income per unit	$13.08
Net income per weighted average unit	$13.08
Cash and cash equivalents at end of year	$9,140

Item 7.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of USBO included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations.  This information may involve known and unknown risks, uncertainties and other factors that may cause USBO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements.  Forward-looking statements, which involve assumptions and describe USBO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology.  These forward-looking statements are based on assumptions that may be incorrect, and USBO cannot assure investors that the projections included in these forward-looking statements will come to pass. USBO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

USBO has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and USBO assumes no obligation to update any such forward-looking statements.  Although USBO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that USBO may make directly to them or through reports that USBO in the future files with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

USBO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca.  The investment objective of USBO is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the changes in the price of the futures contract for Brent crude oil traded on the ICE Futures that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USBO’s expenses.

USBO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Crude Oil-Related Investments such that the daily changes in its NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms.  USCF believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of Brent crude oil.  It is not the intent of USBO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil Futures Contracts and Other Crude Oil-Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act, was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USBO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USBO.  In particular, new position limits imposed on USBO or its counterparties may impact USBO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USBO’s investments and doing business, which could adversely affect USBO’s investors.

On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.  The effect of this future regulatory change on USBO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a CPO with the CFTC, is authorized by the LP Agreement to manage USBO.  USCF is authorized by USBO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Brent crude oil futures prices were volatile during the period June 2, 2010 through December 31, 2010, prices exhibited moderate daily swings along with an uneven upward trend during the period ended December 31, 2010.  The price of the Benchmark Futures Contract started the period at $72.71 per barrel.  The Benchmark Futures Contract reached its high for the period on December 31, 2010 at $94.75 per barrel and reached its low for the period on July 6, 2010 when the price dropped to 71.74 per barrel.  The period ended with the Benchmark Futures Contract at $94.75 per barrel, up approximately 30.31% over the period.  USBO’s NAV began the period at $50.00 per unit and ended the period at $63.08 per unit on December 31, 2010, an increase of approximately 26.16% over the period.  USBO’s NAV reached its high for the period on December 31, 2010 at $63.08 per unit and reached its low for the period on July 6, 2010 at $48.57 per unit.  The Benchmark Futures Contract prices listed above began with the July 2010 contract and ended with the March 2011 contract.  The return of approximately 30.31% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.   An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark.”

During the year ended December 31, 2010, the level of contango in U.S. crude oil markets remained mildly steep, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories in the United States, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010.  During the year ended December 31, 2010, crude oil inventories began to climb higher, which contributed to the U.S. crude oil futures market remaining in contango through the end of December 2010. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2010.  The Brent crude oil futures market remained in a very mild contango through the end of December 2010.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USBO’s units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time.  Trading during the core  trading session on the NYSE Arca typically closes at 4:00 p.m. New York time.  The Administrator uses the ICE Futures settlement price (a weighted average price of trades during a three minute settlement period from 2:27 p.m. to 2:30 p.m. New York time) for the contracts held on the ICE Futures, but calculates or determines the value of all other USBO investments, including NYMEX contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Crude Oil Market

Results of Operations.  On June 2, 1010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.”  On that day, USBO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial Authorized Purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash.

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units.  As of December 31, 2010, USBO had issued 200,000 units, all of which were outstanding.  As of December 31, 2010, there were 49,800,000 units registered but not yet issued.

More units may have been issued by USBO than are outstanding due to the redemption of units.  Unlike funds that are registered under the 1940 Act, units that have been redeemed by USBO cannot be resold by USBO.  As a result, USBO contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

For the Year Ended December 31, 2010

A comparison of USBO’s results of operations for the years ended December 31, 2009 and 2010 has not been provided because USBO had not commenced operations as of December 31, 2009.  In addition, as USBO did not commence operations until June 1, 2010, the results of operations do not reflect a full year of operations.

As of December 31, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $322,660, and USBO established cash deposits, including cash investments in money market funds, that were equal to $12,309,694.  USBO held 74.25% of its cash assets in overnight deposits and money market funds at the Custodian, while 25.75% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on December 31, 2010 was $63.08.

Portfolio Expenses. USBO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements.  The management fee that USBO pays to USCF is calculated as a percentage of the total net assets of USBO.  USBO pays USCF a management fee of 0.75% of its average net assets.  The fee is accrued daily and paid monthly.

During the year ended December 31, 2010, the daily average total net assets of USBO were $10,921,511.  The management fee incurred by USBO during the period amounted to $47,800.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the year ended December 31, 2010 was $129,043.  For the year ended December 31, 2010, USBO did not incur any fees or other expenses relating to the registration or offering of additional units.  During the year ended December 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver was $113,715.  For the year ended December 31, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $176,843, and after allowance for the expense waiver, totaled $63,128.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of USCF and the fees and expenses of the independent directors of USCF who are also USCF’s audit committee members.  USBO shares these fees and expenses with USOF, USNG, US12OF, UGA, USHO, USSO and US12NG based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the year ended December 31, 2010 amounted to a total of $1,107,140 for all funds other than USCI, and USBO’s portion of such fees and expenses was $421. Effective as of March 3, 2009, USCF obtained directors’ and officers’ liability insurance covering all of the directors and officers of USCF.  Previously, USCF did not have liability insurance for its directors and officers; instead, the independent directors received a payment in lieu of directors’ and officers’ liability insurance coverage.  Effective as of April 1, 2010, USBO also became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and USBO, USOF, USNG, US12OF, UGA, USHO, USSO and US12NG.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries.  During the year ended December 31, 2010, total commissions paid to brokers amounted to $5,718.  As an annualized percentage of total net assets, the figure for the year ended December 31, 2010 represents approximately 0.09% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USBO.  These costs are estimated to be $160,000 for the year ended December 31, 2010.  USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the year ended December 31, 2010, USBO earned $3,479 in dividend and interest income on such cash and/or cash equivalents.  Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.05%.  USBO did not purchase Treasuries during the year ended December 31, 2010 and held only cash and/or cash equivalents during this time period.

For the Three Months Ended December 31, 2010

A comparison of USBO’s results of operations for the three months ended December 31, 2009 and 2010 has not been provided because USBO had not commenced operations as of December 31, 2009.

Portfolio Expenses.  During the three months ended December 31, 2010, the daily average total net assets of USBO were $11,645,518. The management fee incurred by USBO during the period amounted to $22,015.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended December 31, 2010 was $61,862.  During the three months ended December 31, 2010, USBO did not incur ongoing registration fees or other expenses relating to the registration and offering of additional units.  During the three months ended December 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver was $55,213.  For the three months ended December 31, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $83,877, and after allowance for the expense waiver, totaled $28,664.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of USCF and the fees and expenses of the independent directors of USCF who are also USCF’s audit committee members. USBO shares these fees and expenses with USOF, USNG, US12OF, UGA, USHO, USSO and US12NG based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the year ended December 31, 2010 amounted to a total of $1,107,140 for all funds other than USCI, and USBO’s portion of such fees and expenses was $421.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments  or Treasuries.  During the three months ended December 31, 2010, total commissions paid to brokers amounted to $2,037.  As an annualized percentage of total net assets, the figure for the three months ended December 31, 2010 represents approximately 0.07% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USBO.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments  in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s Custodian.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended December 31, 2010, USBO earned $1,412 in dividend and interest income on such cash and/or cash equivalents.  Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.05%.  USBO did not purchase Treasuries during the three months ended December 31, 2010 and held only cash and/or cash equivalents during this time period.

Tracking USBO’s Benchmark. USBO’s management seeks to manage USBO’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USBO’s management seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USBO’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract.  As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USBO management would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  USBO’s portfolio management goals do not include trying to make the nominal price of USBO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for Brent crude oil.  Management believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended December 31, 2010, the simple average daily change in the Benchmark Futures Contract was 0.447%, while the simple average daily change in the NAV of USBO over the same time period was 0.443%.  The average daily difference was -0.005% (or -0.5 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -4.10%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first char below shows the daily movement of USBO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2010.  The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to December 31, 2010, the simple average daily change in the Benchmark Futures Contract was 0.172%, while the simple average daily change in the NAV of USBO over the same time period was 0.168%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.526%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2010, the actual total return of USBO as measured by changes in its NAV was 26.16%.  This is based on an initial NAV of $50.00 on June 2, 2010 and an ending NAV as of December 31, 2010 of $63.08.  During this time period, USBO made no distributions to its unitholders.  However, if USBO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USBO would have had an estimated NAV of $63.31 as of December 31, 2010, for a total return over the relevant time period of 26.62%.  The difference between the actual NAV total return of USBO of 26.16% and the expected total return based on the Benchmark Futures Contract of 26.62% was an error over the time period of -0.46%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage.  Management believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings.  During the year ended December 31, 2010, USBO received dividend and interest income of $3,479, which is equivalent to a weighted average income rate of 0.05% for such period.  During the year ended December 31, 2010, USBO did not collect income from its Authorized Purchasers for creating or redeeming baskets of units.  During the year ended December 31, 2010, USBO incurred net expenses of $63,128.  Income from dividends and interest net of expenses was $(59,649), which is equivalent to a weighted average net income rate of -0.94% for the year ended December 31, 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade.  In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. In 2010, management attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash and cash equivalents. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders in 2010. Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV.  When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), USBO will realize a net yield that will tend to cause daily changes in the NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the year ended December 31, 2010, USBO earned, on an annualized basis, approximately 0.05% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees and approximately 0.09% in brokerage commission costs related to the purchase and sale of futures contracts, and 0.15% for other expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.94% and affected USBO’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract.  During the year ended December 31, 2010, USBO did not hold any Other Crude Oil-Related Investments.  If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments  which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

As an example, assume that the price of crude oil for immediate delivery (the “spot” price), was $50 per barrel, and the value of a position in the near month futures contract was also $50.  Over time, the price of a barrel of crude oil will fluctuate based on a number of market factors, including demand for oil relative to its supply.  The value of the near month contract will likewise fluctuate in reaction to a number of market factors.  If investors seek to maintain their position in a near month contract and not take delivery of the oil, every month they must sell their current near month contract as it approaches expiration and invest in the next month contract.

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

The chart below compares the price of the near month contract to the price of the next month contract over the last 10 years (2001-2010).  When the price of the near month contract is higher than the price of the next month contract, the market would be described as being in backwardation.  When the price of the near month contract is lower than the price of the next month contract, the market would be described as being in contango.  Although the prices of the near month contract and the price of the next month contract do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the price of the next month contract (backwardation), and other times they are below the price of the next month contract (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the dollar price of the next month contract.  If the resulting number is a positive number, then the near month price is higher than the price of the next month contract and the market could be described as being in backwardation.  If the resulting number is a negative number, then the near month price is lower than the price of the next month contract and the market could be described as being in contango.  The chart below shows the results from subtracting from the near month price the price of the next month contract for the 10 year period between 2001 and 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008.  Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep.  Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010.  The crude oil futures market remained in contango through the end of 2010.  The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

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

Brent Crude Oil Market.  During the year ended December 31, 2010, Brent crude oil prices were impacted by several factors.  On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, improved for the fourth quarter of the year.  On the supply side, efforts to reduce production by OPEC to more closely match global consumption were partially successful.  Brent crude oil prices finished 2010 approximately 20.09% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy.  Management believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that Brent crude oil prices could further retreat from their current levels.

Brent Crude Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories.  USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time.  The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicating that they move in completely opposite directions, known as “negative correlation.”  A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.”  That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten year time period between 2000 and 2010, the chart below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities.  However, movements in Brent crude oil had a strong positive correlation to movements in unleaded gasoline and heating oil.  There was also a very strong correlation to movements in WTI Crude Oil.

Correlation Matrix 2000-2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.338	0.969	0.228	0.185	0.169	0.242
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.305	-0.185	-0.256	-0.135	-0.220
Global Equities (FTSE World Index)			1.000	0.312	0.238	0.252	0.322
Crude Oil (WTI)				1.000	0.745	0.829	0.964
Unleaded Gasoline					1.000	0.699	0.770
Heating Oil						1.000	0.832
Brent Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart.  Over the one year period ended December 31, 2010, Brent crude oil continued to have a strong positive correlation with WTI Crude Oil, unleaded gasoline, and heating oil.  The correlation between Brent crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten year period ended December 31, 2010, displayed results that indicated that they had a positive correlation over this shorter time period. Finally, the results showed that Brent crude oil and U.S. government bonds, which had essentially been non-correlated for the ten year period ended December 31, 2010, were weakly negatively correlated over this more recent time period.

Correlation Matrix 2010	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.766	0.974	0.846	0.796	0.826	0.857
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.693	-0.714	-0.779	-0.692	-0.718
Global Equities (FTSE World Index)			1.000	0.827	0.754	0.814	0.839
Crude Oil (WTI)				1.000	0.953	0.937	0.974
Unleaded Gasoline					1.000	0.896	0.938
Heating Oil						1.000	-0.017
Brent Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between Brent crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results.  The results pictured above would have been different if a different range of dates had been selected.  USCF believes that Brent crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time.  However, USCF also believes that in the future it is possible that Brent crude oil could have long term correlation results that indicate prices of Brent crude oil more closely track the movements of equities or bonds.  In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of Brent crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long term historical results suggest.

The correlations between Brent crude oil, WTI Crude Oil, heating oil and gasoline are relevant because USCF endeavors to invest USBO’s assets in Futures Contracts and Other Crude Oil-Related Investments so that daily changes in percentage terms in USBO’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract.  If certain other fuel-based commodity futures contracts do not closely correlate with the Futures Contract, then their use could lead to greater tracking error.  As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of Brent crude oil.

Critical Accounting Policies

Preparation of the financial statements and related disclosures in compliance with accounting principles generally accepted in the United States of America requires the application of appropriate accounting rules and guidance, as well as the use of estimates.  USBO’s application of these policies involves judgments and actual results may differ from the estimates used.

USCF has evaluated the nature and types of estimates that it makes in preparing USBO’s financial statements and related disclosures and has determined that the valuation of its investments which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.   The values which are used by USBO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.  In addition, USBO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USBO currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests.  USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments.  A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USBO’s account at the Custodian. Income received from USBO’s money market funds is paid to USBO.  During the period ended December 31, 2010, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets.  During the period ended December 31, 2010, USBO was forced to use other assets to pay cash expenses, which could cause a drop in USBO’s NAV over time.  To the extent expenses exceed income, USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit.  Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts.  During the period ended December 31, 2010, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USBO, all payments with respect to USBO’s expenses were paid by USCF.  USBO does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay USBO’s current or future expenses.  Since the initial offering of units, USBO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including certain tax reporting costs, (v) fees and expenses of the independent directors of USCF and (vi) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of the Marketing Agent, the Administrator and the Custodian and offering expenses relating to the initial offering of units.  If USCF and USBO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USBO will terminate and investors may lose all or part of their investment.

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

Credit Risk

When USBO enters into Futures Contracts and Other Crude Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations.  The counterparty for the Futures Contracts traded on the ICE Futures and on most other futures exchanges is the clearinghouse associated with the particular exchange.  In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions.  There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to USBO in such circumstances.

USCF attempts to manage the credit risk of USBO by following various trading limitations and policies.  In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds.  USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure.  UBS Securities, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading.  These futures commission merchants are not allowed to commingle USBO’s assets with their other assets.  In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading.  During the year ended December 31, 2010, the only foreign exchange on which USBO made investments was the ICE Futures, which is a London based futures exchange.  Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2010, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $12,309,694. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of December 31, 2010, USBO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USBO.  While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

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

Contractual Obligations

USBO’s primary contractual obligations are with USCF.  In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of USBO’s NAV, currently 0.75% of NAV on its average daily net assets.

USCF agreed to pay the start-up costs associated with the formation of USBO, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of USBO and its units with the SEC, FINRA and the NYSE Arca, respectively.  However, since USBO’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USBO have been directly borne on an ongoing basis by USBO, and not by USCF.

USCF pays the fees of the Marketing Agent and the fees of the Custodian and transfer agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USBO’s financial statements and its SEC and CFTC reports.  USBO also pays the fees and expenses associated with its tax accounting and reporting requirements. USBO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees which are borne by USCF.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, USBO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses.  The latter are expenses not incurred in the ordinary course of USBO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation.  Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  USBO also pays a portion of the fees and expenses of the independent directors of USCF.  See “Note 3 to the Notes to Financial Statements in Item 8” of this annual report on Form 10-K.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USBO’s NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USBO’s existence.  Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of December 31, 2010, USBO’s portfolio consisted of 133 Brent Crude Oil Futures CO contracts traded on the ICE Futures. For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, USBO may purchase over-the-counter contracts.  Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an over-the-counter contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

The creditworthiness of each potential counterparty is assessed by USCF.  USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an over-the-counter contract pursuant to guidelines approved by the Board.  Furthermore, USCF on behalf of USBO only enters into over-the-counter contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel.  Existing counterparties are also reviewed periodically by USCF.

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

USBO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract.  USBO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of USBO to changes in the price relationship between futures contracts which will expire sooner and those that will expire later.  USBO would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USBO, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.  USBO would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts.  USBO would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of USBO or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the year ended December 31, 2010, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, USBO was not exposed to counterparty risk.

Item 8.    Financial Statements and Supplementary Data.

United States Brent Oil Fund, LP

Index to Financial Statements

Documents	Page

Report of Independent Registered Public Accounting Firm.	92

Statements of Financial Condition at December 31, 2010 and 2009.	93

Schedule of Investments at December 31, 2010.	94

Statements of Operations for the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009.	95

Statements of Changes in Partners’ Capital for the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009.	96

Statements of Cash Flows for the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009.	97

Notes to Financial Statements for the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009.	98

Report of Independent Registered Public Accounting Firm

To the Partners of
United States Brent Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Brent Oil Fund, LP (the “Fund”) as of December 31, 2010 and 2009, including the schedule of investments as of December 31, 2010, and the related statements of operations, changes in partners’ capital and cash flows for the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Brent Oil Fund, LP as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP
Greenwood Village, Colorado
March 30, 2011

United States Brent Oil Fund, LP
Statements of Financial Condition
At December 31, 2010 and 2009

	2010	2009
Assets
Cash and cash equivalents (Note 5)	$9,140,476	$1,000
Equity in UBS Securities LLC trading accounts:
Cash	3,169,218	-
Unrealized gain on open commodity futures contracts	322,660	-
Receivable from General Partner (Note 3)	113,715	-
Dividend receivable	286	-

Total assets	$12,746,355	$1,000

Liabilities and Partners' Capital
Professional fees payable	$122,904	$-
General Partner management fees payable (Note 3)	7,803	-
Brokerage commissions payable	416	-
Other liabilities	201	-

Total liabilities	131,324	-

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	20
Limited Partners	12,615,031	980
Total Partners' Capital	12,615,031	1,000

Total liabilities and partners' capital	$12,746,355	$1,000

Limited Partners' units outstanding	200,000	-
Net asset value per unit	$63.08	$-
Market value per unit	$62.45	$-

See accompanying notes to financial statements.

United States Brent Oil Fund, LP
Schedule of Investments
At December 31, 2010

		Gain on Open	% of
	Number of	Commodity	Partners'
	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO contracts, expire February 2011	100	$322,660	2.56
ICE Brent Crude Oil Futures CO contracts, expire March 2011	33	-	0.00
	133	$322,660	2.56

	Principal	Market
	Amount	Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$4,001,334	$4,001,334	31.72
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	4,001,601	4,001,601	31.72
Total Cash Equivalents		$8,002,935	63.44

See accompanying notes to financial statements.

United States Brent Oil Fund, LP
Statements of Operations
For the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009

	Year ended	Period from September 2, 2009 to
	December 31,	December 31,
	2010	2009
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$2,352,020	$-
Change in unrealized gain on open positions	322,660	-
Dividend income	3,220	-
Interest income	259	-

Total income	2,678,159	-

Expenses
Professional fees	122,904	-
General Partner management fees (Note 3)	47,800	-
Brokerage commissions	5,718	-
Other expenses	421	-

Total expenses	176,843	-

Expense waiver (Note 3)	(113,715)	-

Net expenses	63,128	-

Net income	$2,615,031	$-
Net income per limited partnership unit	$13.08	$-
Net income per weighted average limited partnership units	$13.08	$-
Weighted average limited partnership units outstanding	200,000	-

See accompanying notes to financial statements.

United States Brent Oil Fund, LP
Statements of Changes in Partners' Capital
For the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009

	General Partner	Limited Partners	Total

Balances, at Inception (September 2, 2009)	$-	$-	$-
Initial contribution of capital	20	980	1,000

Balances, at December 31, 2009	20	980	1,000
Addition of 200,000 partnership units	-	10,000,000	10,000,000
Redemption of initial investment	(20)	(980)	(1,000)
Net income	-	2,615,031	2,615,031

Balances, at December 31, 2010	$-	$12,615,031	$12,615,031

Net Asset Value Per Unit:
At December 31, 2009	$-
At June 1, 2010 (commencement of operations)	$50.00
At December 31, 2010	$63.08

See accompanying notes to financial statements.

United States Brent Oil Fund, LP
Statements of Cash Flows
For the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009

	Year ended	Period from September 2, 2009 to
	December 31,	December 31,
	2010	2009
Cash Flows from Operating Activities:
Net income	$2,615,031	$-
Adjustments to reconcile net income to net cash used in operating activities:
Increase in commodity futures trading account - cash	(3,169,218)	-
Unrealized gain on futures contracts	(322,660)	-
Increase in receivable from General Partner	(113,715)	-
Increase in dividend receivable	(286)	-
Increase in professional fees payable	122,904	-
Increase in General Partner management fees payable	7,803	-
Increase in brokerage commissions payable	416	-
Increase in other liabilities	201	-
Net cash used in operating activities	(859,524)	-

Cash Flows from Financing Activities:
Addition of partnership units	10,000,000	1,000
Redemption of initial investment	(1,000)	-

Net cash provided by financing activities	9,999,000	1,000

Net Increase in Cash and Cash Equivalents	9,139,476	1,000

Cash and Cash Equivalents, beginning of period	1,000	-
Cash and Cash Equivalents, end of period	$9,140,476	$1,000

See accompanying notes to financial statements.

United States Brent Oil Fund, LP
Notes to Financial Statements
For the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of May 4, 2010 (the “LP Agreement”).  The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USBO’s expenses.  USBO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of December 31, 2010, USBO held 133 Futures Contracts for Brent crude oil traded on the ICE Futures.

USBO commenced investment operations on June 1, 2010 and has a fiscal year ending on December 31.  United States Commodity Funds LLC (“USCF”) is responsible for the management of USBO.  USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.  As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively.  USCF is also the sponsor of the United States Commodity Index Fund (“USCI”) which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.  USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund.

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

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”).  On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.”  USBO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000.  USBO commenced investment operations on June 1, 2010, by purchasing Futures Contracts traded on the ICE Futures based on Brent crude oil.  As of December 31, 2010, USBO had registered a total of 50,000,000 units.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date.  All such transactions are recorded on the identified cost basis and marked to market daily.  Unrealized gains or losses on open contracts are reflected in the statement of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.  Changes in the unrealized gains or losses between periods are reflected in the statement of operations.  USBO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate.  In addition, USBO earns income on funds held at the custodian at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USBO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  USBO is not subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets.  However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the year ended December 31, 2010.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

USBO receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption.  The amounts due from Authorized Purchasers are reflected in USBO’s statement of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USBO in proportion to the number of units each partner holds as of the close of each month.  USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period.  The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at December 31, 2010.

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

Reclassification

Certain amounts in the accompanying financial statements were reclassified to conform with the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires USBO’s management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of the revenue and expenses during the reporting period.  Actual results may differ from those estimates and assumptions.

NOTE 3 - FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of USBO in accordance with the objectives and policies of USBO.  In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USBO.  For these services, USBO is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.75% per annum of average daily net assets.

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  For the year ended December 31, 2010, USBO did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of USCF and the fees and expenses of the independent directors of USCF who are also USCF’s audit committee members.  Effective as of April 1, 2010, USBO is responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds.  USBO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with USOF, USNG, US12OF, UGA, USHO, USSO and US12NG based on the relative assets of each fund, computed on a daily basis.  These fees and expenses for the year ended December 31, 2010 amounted to a total of $1,107,140 for USBO, USOF, USNG, US12OF, UGA, USHO, USSO and US12NG, and USBO’s portion of such fees and expenses was $421.  For the year ended December 31, 2009, these fees and expenses were $433,046 and USBO’s portion of such fees and expenses was $0.

Investor Tax Reporting Cost

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USBO.  These costs were approximately $160,000 for the year ended December 31, 2010.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USBO pays all brokerage fees and other expenses in connection with the operation of USBO, excluding costs and expenses paid by USCF as outlined in Note 4 below.  USCF, though under no obligation to do so, agreed to pay certain expenses, to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2011. USCF has no obligation to continue such payments into subsequent periods.

NOTE 4 - CONTRACTS AND AGREEMENTS

USBO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USBO as outlined in the agreement.  The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USBO’s assets up to $3 billion and 0.04% on USBO’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

USBO is also party to a custodian agreement, dated February 8, 2010, as amended from time to time, with Brown Brothers Harriman & Co. (“BBH&Co.”) and USCF, whereby BBH&Co. holds investments on behalf of USBO. USCF pays the fees of the custodian, which are determined by the parties from time to time.  In addition, USBO is party to an administrative agency agreement, dated February 8, 2010, as amended from time to time, with USCF and BBH&Co., whereby BBH&Co. acts as the administrative agent, transfer agent and registrar for USBO.  USCF also pays the fees of BBH&Co. for its services under such agreement and such fees are determined by the parties from time to time.

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USBO and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USCI’s combined net assets, (b) 0.0465% for USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USCI’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  USCF also pays transaction fees ranging from $7.00 to $15.00 per transaction.

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

NOTE 5 - FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

USBO engages in the trading of futures contracts, options on futures contracts and may engage in cleared swaps (collectively, “derivatives”).  USBO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

Through December 31, 2010, all of the futures contracts held by USBO were exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USBO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USBO’s cash in money market funds that seek to maintain a stable net asset value. USBO is exposed to any risk of loss associated with an investment in these money market funds.  As of December 31, 2010, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $12,309,694.  This amount is subject to loss should these institutions cease operations.

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

The financial instruments held by USBO are reported in its statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the year ended December 31, 2010 and the period from September 2, 2009 (inception) to December 31, 2009.  This information has been derived from information presented in the financial statements.

	Year ended December 31, 2010		Period from September 2, 2009 to December 31, 2009
Per Unit Operating Performance:

Net asset value, beginning of year/period	$50.00		$-
Total income	13.40		-
Total expenses	(0.32)		-
Net increase in net asset value	13.08		-
Net asset value, end of year/period	$63.08		$-

Total Return	26.16%		-%

Ratios to Average Net Assets
Total income	24.52%		-%
Management fees*	0.75%		-%
Total expenses excluding management fees*	2.02%		-%
Expenses waived*	(1.78	) %	-%
Net expenses excluding management fees*	0.24%		-%
Net income	23.94%		-%

* Annualized

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USBO.

NOTE 7 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month period June 2 to June 30 and the three month periods ended September 30 and December 31, 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	2010	2010	2010	2010
Total Income	$-	$203,468	$889,499	$1,585,192
Total Expenses	-	18,931	74,035	83,877
Expense Waivers	-	(10,438)	(48,064)	(55,213)
Net Expenses	-	8,493	25,971	28,664
Net Income	$-	$194,975	$863,528	$1,556,528
Net Income per Unit	$-	$0.97	$4.32	$7.79

NOTE 8 - FAIR VALUE OF FINANCIAL INSTRUMENTS

USBO values its investments in accordance with Accounting Standards Codification 820 – Fair Value Measurements and Disclosures (“ASC 820”).  ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of ASC 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement.  ASC 820 establishes a fair value hierarchy that distinguishes between: (1) market participant assumptions developed based on market data obtained from sources independent of USBO (observable inputs) and (2) USBO’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the ASC 820 hierarchy are as follows:

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

The following table summarizes the valuation of USBO’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$8,002,935	$8,002,935	$-	$-
Exchange-Traded Futures Contracts
Foreign Contracts	322,660	322,660	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

USBO has adopted the provisions of Accounting Standards Codification 815 —Derivatives and Hedging (“ASC 815”), which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not	Statement of	Fair Value
Accounted for as	Financial	At
Hedging	Condition	December 31,
Instruments	Location	2010

Futures -
Commodity Contracts	Assets	$322,660

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the period from September 2, 2009 to
		December 31, 2010		December 31, 2009
	Location of	Realized	Change in	Realized	Change in
Derivatives not	Gain or (Loss)	Gain or (Loss)	Unrealized	Gain or (Loss)	Unrealized
Accounted for as	on Derivatives	on Derivatives	Gain or (Loss)	on Derivatives	Gain or (Loss)
Hedging	Recognized	Recognized	Recognized	Recognized	Recognized
Instruments	in Income	in Income	in Income	in Income	in Income

Futures - Commodity Contracts	Realized gain (loss) on closed positions	$2,352,020		$-

	Change in unrealized gain (loss) on open positions		$322,660		$-

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 10 – SUBSEQUENT EVENTS

USBO has performed an evaluation of subsequent events through the date the financial statements were issued.  This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

CONTENTS

Page

Report of Independent Registered Public Accounting Firm	107

Consolidated Statements of Financial Condition	108

Notes to Consolidated Statements of Financial Condition	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of
United States Commodity Funds LLC and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United States Commodity Funds LLC and Subsidiaries (the “Company”) as of December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the statements of financial condition are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of financial condition, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statement of financial condition presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC and Subsidiaries as of December 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ SPICER JEFFRIES LLP

Greenwood Village, Colorado
March 29, 2011

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2010 AND 2009

	December 31,
	2010	2009
ASSETS

Cash and cash equivalents	$1,638,272	$1,789,182
Management fees receivable	2,144,425	2,973,237
Investments (Notes 2 and 4)	4,985	43,304
Other assets	3,191	4,171

Total assets	$3,790,873	$4,809,894
LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$491,774	$505,858
Income tax payable	283,820	181,031
Expense waiver payable (Note 3)	942,100	811,004

Total liabilities	1,717,694	1,497,893

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

EQUITY:
Member's equity (Notes 3 and 7)	2,072,199	3,310,041
Noncontrolling interests (Note 3)	980	1,960

Total equity	2,073,179	3,312,001

Total liabilities and equity	$3,790,873	$4,809,894

The accompanying notes are an integral part of this statement.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -                      ORGANIZATION AND OPERATION

Victoria Bay Asset Management, LLC was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. On June 13, 2008, Victoria Bay Asset Management, LLC changed its name to United States Commodity Funds LLC (the “Company”).  The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USOF”), United States Natural Gas Fund, LP (“USNG”), United States Heating Oil Fund, LP (“USHO”), United States Gasoline Fund, LP (“USG”), United States 12 Month Oil Fund, LP (“US12OF”), United States 12 Month Natural Gas Fund, LP (“US12NG”), United States Short Oil Fund, LP (“USSO”), United States Brent Oil Fund, LP (“USBO”), United States Short Natural Gas Fund, LP (“USSNG”), and is the Sponsor (“Sponsor”) of United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (“Trust”).  The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USOF, USNG, USHO, USG, US12OF, US12NG, USSO and USBO (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue units that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO,” “UNG,” “UHN,” “UGA,” “USL,” “UNL,” “DNO” and “BNO.”  USCI is a commodity pool registered with the CFTC and members of the NFA that issues units that may be purchased and sold on the NYSE Arca under the ticker symbol “USCI.”  The United States Metals Index Fund (“USMI”), United States Agriculture Index Fund (“USAI”) and the United States Copper Index Fund (“USCUI”), also each a series of the Trust, will also be commodity pools and are in the process of registering their units to be purchased and sold on the NYSE ARCA.  USSNG is a commodity pool that has been formed but has not yet begun the process of registering its units.

USOF began trading on April 10, 2006 by purchasing futures contracts for light, sweet crude oil that are traded on the New York Mercantile Exchange (the “Exchange”).  The investment objective of USOF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light sweet crude oil traded on the Exchange, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses.  USOF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USNG began trading on April 18, 2007 by purchasing futures contracts for natural gas that are traded on the Exchange.  The investment objective of USNG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered to the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses.   USNG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -                      ORGANIZATION AND OPERATION (continued)

US12OF began trading on December 6, 2007 by purchasing futures contracts for light, sweet crude oil that are traded on the Exchange.  The investment objective of US12OF is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the Exchange, consisting of the near month contract to expire and the contracts for the following eleven months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following eleven consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted.  US12OF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the Exchange and or other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, futures contracts and indices based on the foregoing.

USG began trading on February 26, 2008 by purchasing futures contracts on gasoline that are traded on the Exchange.  The investment objective of USG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of unleaded gasoline, as measured by the changes in the price of the futures contract on gasoline traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USG’s expenses. USG seeks to accomplish its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other gasoline-related investments such as cash-settled options on futures contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USHO began trading on April 9, 2008 by purchasing futures contracts on heating oil that are traded on the Exchange.  The investment objective of USHO is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of heating oil, as measured by the changes in the price of the futures contract on heating oil traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USHO’s expenses. USHO seeks to accomplish its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other heating oil-related investments such as cash-settled options on futures contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -                      ORGANIZATION AND OPERATION (continued)

USSO began trading on September 24, 2009 by selling futures contracts on light, sweet crude oil that are traded on the Exchange.  The investment objective of USSO is for the changes in percentage terms of its units’ net asset value to inversely reflect the changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USSO’s expenses. USSO accomplishes its objective through taking short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

US12NG began trading on November 18, 2009 by purchasing futures contracts for natural gas that are traded on the Exchange.  The investment objective of US12NG is for the changes in percentage terms of its units’ net asset value to reflect the changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the Exchange, consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses.  When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted.  US12NG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USBO began trading on June 2, 2010 by purchasing futures contracts for brent oil that are traded on the Exchange.  The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract on Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USBO’s expenses.  USBO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, NYMEX, or other U.S. and foreign exchanges, and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing.

USCI began trading on August 10, 2010 by purchasing futures contracts traded on the New York Mercantile Exchange (“NYMEX”), ICE Futures Exchange (“ICE Futures”), Chicago Board of Trade (“CBOT”), Chicago Mercantile Exchange (“CME”), London Metal Exchange (“LME”) and the Commodity Exchange, Inc. (“COMEX”).  The investment objective of USCI is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the SummerHaven Dynamic Commodity Index Total Return (the “Commodity Index”), less USCI’s expenses.  The Commodity Index is comprised of 14 Futures Contracts that are selected on a monthly basis from a list of 27 possible Futures Contracts. The Futures Contracts

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 -                      ORGANIZATION AND OPERATION (concluded)

that at any given time make up the Commodity Index are referred to herein as “Benchmark Component Futures Contracts.”  USCI invests first in the current Benchmark Component Futures Contracts and other Futures Contracts intended to replicate the return on the current Benchmark Component Futures Contracts and, thereafter, to comply with regulatory requirements or in view of market conditions, in Other Commodity-Related Investments intended to replicate the return on the Benchmark Component Futures Contracts, including cleared swap contracts and other over-the-counter transactions, and in other Futures Contracts.

As of December 31 2010, USSNG had not formally begun operations.

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation.  Wainwright is a holding company that is controlled by the president of the Company and served as the initial limited partner of the Funds.  It also serves as the initial limited partner for USSNG.

As the General Partner of the Funds and Sponsor, the Company is required to evaluate the credit risk of the Funds to their futures commission merchant, oversee the purchases and sales of the Funds’ and USCI’s units by certain “authorized purchasers,” review the daily positions and margin requirements of the Funds and USCI, and manage the Funds’ and USCI’s investments. The Company also pays continuing service fees to the marketing agent for communicating with the authorized purchasers.

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The Company, as General Partner of the Funds and USSNG, has included the accounts of USSNG since its inception in the consolidated financial statements. The Company has recorded a noncontrolling interest for the amount directly owned by the limited partner (representing the limited partner interest owned by Wainwright).  Subsequent to the Funds commencing operations, the Company and Wainwright redeemed their partnership interests. Therefore, as of December 31, 2010, the accounts of each of the Funds were no longer included in the accompanying consolidated statement of financial condition.  All intercompany accounts and balances have been eliminated in consolidation.

In December 2007, the FASB issued FASB ASC Topic 810-10-65, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.  FASB ASC Topic 810-10-65 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Additionally, FASB ASC Topic 810-10-65 requires that transactions between an entity and noncontrolling interests be treated as equity transactions. FASB ASC Topic 810-10-65 is effective for fiscal years beginning after December 15, 2008. Adoption on January 1, 2009, as required, did not have a material effect on the Company’s financial condition, results of operations or liquidity.  The minority interests previously reflected in the Company’s financial statements have been reclassified to conform to the current presentation.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

The Company recognizes revenue in the period earned under the terms of the Funds’ respective Limited Partnership Agreements and Trust Agreement, as amended from time to time (the “Agreements”). These Agreements provide for fees based upon a percentage of the daily average net asset value of the Funds and USCI.  In connection with the Funds’ and USCI’s trading activities, commodity futures contracts, cleared swap contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts are reflected in the statement of financial condition and represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations.

The Company earns interest on its assets on deposit at the broker at the 90-day Treasury bill rate for deposits denominated in U.S. dollars.  In addition, the Funds earn interest on funds held with their custodian at prevailing market rates earned on such investments.

Management fee

Under the Funds’ respective Agreements, the Company is responsible for investing the assets of the Funds and USCI in accordance with the objectives and policies of the Funds and USCI.  In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds and USCI.  For these services, the Funds and USCI are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds and USCI.  USOF pays a management fee of 0.45% per annum on its average daily net assets.  USNG pays a fee equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% of average daily net assets that are greater than $1,000,000,000.  US12OF, USHO, USG and USSO each pay a fee of 0.60% per annum on their average daily net assets.  Since inception through April 30, 2010 the Company has been charging US12NG a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging its standard rate of 0.75% per annum of average daily net assets. The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from US12NG.  USBO pays a management fee of 0.75% per annum on its average daily net assets.  USCI pays a management fee of 0.95% per annum on its average daily net assets.

The Funds pay for all brokerage fees, taxes and other expenses, including licensing fees for the use of intellectual property, registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after their initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds also pay the fees and expenses of the independent directors.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments and Valuation of Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period.  Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities.  Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income (loss) included in member’s equity.  Unrealized holding gains on such securities, which were added to member’s equity was $16,133 and $8725, for the years ended December 31, 2010 and 2009 (see Note 7).

Realized gains or losses are recorded upon disposition of investments calculated based upon the difference between the proceeds and the cost basis determined using the specific identification method.

The Company values its investments in accordance with FASB Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“FASB ASC Topic 820”).  FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  The changes to past practice resulting from the application of FASB ASC Topic 820 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurement. FASB ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the Company (observable inputs) and (2) the Company’s own assumptions about market participant assumptions developed based on the best information available under the circumstances (unobservable inputs).  The three levels defined by the FASB ASC Topic 820 hierarchy are as follows:

Level I - Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level II - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level II assets include the following: quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market-corroborated inputs).

Level III - Unobservable pricing input at the measurement date for the asset or liability. Unobservable inputs shall be used to measure fair value to the extent that observable inputs are not available. In some instances, the inputs used to measure fair value might fall in different levels of the fair value hierarchy. The level in the fair value hierarchy within which the fair value measurement in its entirety falls shall be determined based on the lowest input level that is significant to the fair value measurement in its entirety.  The Company’s adoption of FASB ASC Topic 820 did not have a material effect on its consolidated financial position, results of operations or liquidity.

In March 2008, the FASB released FASB ASC Topic 815-10, Disclosures about Derivative Instruments and Hedging Activities.  FASB ASC Topic 815-10 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Brokerage commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Additions and redemptions

Authorized purchasers may purchase creation baskets of the Funds and USCI only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.  Authorized purchasers may redeem units from the Funds and USCI only in blocks of 100,000 units called “Redemption Baskets.”  The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Funds’ units in the Redemption Basket as of the end of each business day.

The Funds and USCI receive or pay the proceeds from units sold or redeemed within three business days after the trade-date of the purchase or redemption.  The amounts due from authorized purchasers are reflected in the Funds’ and USCI’s statement of financial condition as receivables for units sold, and amounts payable to authorized purchasers upon redemption are reflected as payable for units redeemed.

Partnership capital and allocation of partnership income and losses

Profit or loss shall be allocated among the partners of the Funds in proportion to the number of units each partner holds as of the close of each month.  The Company, when it serves in a capacity as a General Partner, may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreements.

Calculation of net asset value

The Funds and USCI calculate their net asset value on each NYSE Arca trading day by taking the current market value of their total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding.  The Funds and USCI use the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Cash equivalents

Cash equivalents are highly liquid investments with original maturity dates of three months or less.

Accounting estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  The Company files a consolidated federal income tax return with Wainwright and provides for income taxes as if the Company filed separately.  The Company, however, does not file on a consolidated basis for state income tax purposes.  The Company accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Classification (“ASC”) Topic 740-10, Accounting for Income Taxes (“FASB ASC Topic 740-10”).  Under the asset and liability method of FASB ASC Topic 740-10, deferred tax assets and liabilities are recognized for the estimated future tax consequences or benefits attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Effective January 1, 2008, the Company adopted FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes (“FASB ASC Topic 740-10”), which establishes that a tax position taken or expected to be taken in a tax return is to be recognized in the consolidated financial statements when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. FASB ASC Topic 740-10 is effective for private companies for fiscal years beginning after December 15, 2008. The Company’s adoption of FASB ASC Topic 740-10 did not have a material effect on its consolidated financial position, results of operations or liquidity.

Fund startup expenses

The Company expenses all startup expenses associated with the registration of each fund.  Fund startup expenses include offering costs relating to the initial registration of units and include, but are not limited to, legal fees pertaining to the initial registration of units, SEC and FINRA registration fees, initial fees paid to be listed on an exchange and other similar costs.

Recent accounting pronouncements

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This ASU changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. ASU 2009-17 is effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009.

In February 2010, the FASB issued ASU 2010-10, Consolidation (Topic 810) – Amendments for Certain Investments Funds. This ASU amends certain provisions of ASC 810 pertaining to investments in variable interest entities to defer the effective date of ASU 2009-17 for certain investment entities and changes how decision makers and service providers determine whether their fees are variable interests. The amendments in ASU 2010-10 are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009, and for interim periods within that first annual reporting period. The adoption of ASU 2010-10 did not have a material impact on the Company’s financial position.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (concluded)

Recent accounting pronouncements (concluded)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. This ASU requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. ASU 2010-06 requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers, and to present separately information about purchases, sales, issuances, and settlements for fair value measurements using significant unobservable inputs. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010; early adoption is permitted.

NOTE 3 -                      CAPITALIZATION AND RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009, the Company paid $8,068,312 and $4,891,036 in distributions to its member.

The Funds and USSNG were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980.  The Trust was capitalized with $4,000 in 2010, for the capitalization of each series, which was contributed solely by the Company, which is included in cash and cash equivalents in the accompanying statement of financial condition.

In addition, the Company, as General Partner, through no obligation to do so, has agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by USHO,  USG, USSO, US12NG, USBO and USCI to the extent that such expenses exceed 0.15% (15 basis points) of their NAV, on an annualized basis. The Company, as General Partner or Sponsor, has no obligation to continue such payments in subsequent years.

The Company’s consolidated statements of financial condition reflects noncontrolling interests in its subsidiaries as of December 31, 2010 and 2009.  A schedule of the noncontrolling interests is presented below:

	December 31,
	2010	2009
Limited partner interest in United States Short Natural
Gas Fund, LP	$980	$980
Limited partner interest in United States Brent Oil Fund, LP	-	980
	$980	$1,960

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 4 -                      FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s investments at December 31, 2010 and 2009 using the fair value hierarchy:

At December 31, 2010:	Total	Level I	Level II	Level III

Investments	$4,985	$4,985	$-	$-

At December 31, 2009:	Total	Level I	Level II	Level III

Investments	$43,304	$43,304	$-	$-

NOTE 5 -                      INCOME TAXES

The Company has filed an election with the Internal Revenue Service to be treated as an association taxable as a corporation.  The Company files a consolidated federal income tax return with Wainwright and provides for income taxes as if the Company filed separately.  The Company, however, does not file on a consolidated basis for state income tax purposes.  In connection with filing a consolidated federal income tax return, the Company has recorded federal income tax expense (benefit) and has recorded a corresponding due from parent and due to parent for its federal tax liability (benefit).

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009

Deferred tax liabilities	$-	$-

Deferred tax assets:
Funds' startup expenses (offering costs)	$915,000	$518,000
Unrealized losses on investments	169,000	220,000
Valuation allowance for deferred tax assets	(1,084,000)	(738,000)

	$-	$-

The valuation allowance increased by $346,000 and $151,000 for the years ended December 31, 2010 and 2009.  The portion of the deferred tax asset shown relating to the Company’s unrealized losses on investments reported above relates to the unrealized losses on investments and is accounted for as other comprehensive loss (see Note 7).

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 -                      CONTRACTS AND AGREEMENTS

The Company, together with each of the Funds, is a party to marketing agent agreements with ALPS Distributors, Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Funds as outlined in their respective marketing agent agreements. Under the agreement dated as of March 13, 2006, as amended, whereby ALPS provides certain marketing services for USOF, the Company pays ALPS a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 — $500 million; 0.04% on USOF’s assets from $500 million — $4 billion; and 0.03% on USOF’s assets in excess of $4 billion. Under the agreement dated as of April 17, 2007, whereby ALPS provides certain marketing services for USNG, and the agreement dated as of November 13, 2007, whereby ALPS provides certain marketing services for US12OF, the Company pays ALPS fees equal to 0.06% on each of USNG’s and US12OF’s assets up to $3 billion and 0.04% on each of USNG’s and US12OF’s assets in excess of $3 billion.  Under the agreement dated as of February 15, 2008, whereby ALPS provides certain marketing services for USG, and the agreement dated March 10, 2008 whereby ALPS provides certain marketing services for USHO, the Company pays ALPS fees equal to 0.06% on each of USG’s and USHO’s assets up to $3 billion and 0.04% on each of USG’s and USHO’s assets in excess of $3 billion.  Under the agreement dated as of June 8, 2009, whereby ALPS provides certain marketing services for USSO and the agreement dated October 30, 2009, whereby ALPS provides certain marketing services for US12NG, the Company pays ALPS fees equal to 0.06% on each of USSO’s and US12NG’s assets up to $3 billion; and 0.04% on each of USSO’s and US12NG’s assets in excess of $3 billion.  Under the agreement dated as of March 31, 2010, whereby ALPS provides certain marketing services for USBO and the agreement dated July 22, 2010, whereby ALPS provides certain marketing services for USCI, the Company pays ALPS fees equal to 0.06% on each of USBO’s and USCI’s assets up to $3 billion; and 0.04% on each of USBO’s and USCI’s assets in excess of $3 billion.

The above fees do not include the following expenses, which are also borne by the Company: the cost of placing advertisements in various periodicals, web construction and development, and the printing and production of various marketing materials.

The Company, each of the Funds and the Trust are parties to custodian agreements with Brown Brothers Harriman & Co. (“Brown Brothers”), whereby Brown Brothers holds investments on behalf of the Funds and USCI. The Company pays the fees of the custodian, which shall be determined by the parties from time to time. In addition, the Company, with each of the Funds and the Trust, are parties to administrative agency agreements with Brown Brothers, whereby Brown Brothers acts as the administrative agent, transfer agent and registrar for each of the Funds. The Company also pays the fees of Brown Brothers for its services under these agreements and such fees will be determined by the parties from time to time.

Currently, the Company pays Brown Brothers for its services, in the foregoing capacities, the greater of a minimum amount of $75,000 annually or an asset-based charge of (a) 0.06% for the first $500 million of combined net assets, (b) 0.0465% for combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% of combined net assets in excess of $1 billion. The Company also pays a $20,000 annual fee for transfer agency services and transaction fees ranging from $7.00 to $15.00 per transaction.

The Company, as Sponsor to the Trust, has entered into an agreement with SummerHaven Asset Management, LLC (“SummerHaven”) for their services as a commodity trading advisor to USCI.  For their services, the Company pays SummerHaven an advisory fee equal to a percentage of the average daily assets of USCI that is equal to the percentage paid to USCF by USCI minus 0.14% with that result multiplied by 0.5 minus 0.06%.  The Company also pays SummerHaven a sublicense fee for the use of SummerHaven Commodity Index Total Return equal to the amount of $30,000 for the year ended December 31, 2010.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 -                      CONTRACTS AND AGREEMENTS (concluded)

Each of the Funds, with the exception of USCI, has entered into brokerage agreements pursuant to which UBS Securities LLC acts as the futures commission merchant (the “FCM”); NewEdge USA, LLC acts as the FCM for USCI. The agreements provide that the FCM will charge commissions of approximately $7 to $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

Each of the Funds and USCI has invested primarily in futures contracts traded on the Exchange since the commencement of its operations. On May 30, 2007, USOF and USNG entered into a license agreement with the Exchange whereby the Funds were granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. The agreement has an effective date of April 10, 2006. Under the license agreement, USOF and USNG pay the Exchange an asset-based fee for the license. Pursuant to the agreement, USOF and USNG pay a licensing fee that is equal to 0.04% for the first $1,000,000,000 of combined assets of the USOF and USNG and 0.02% for combined assets above $1,000,000,000. US12OF, USG, USHO and USSO entered into the above license agreement on the same terms with an effective date of December 4, 2007.

The Funds and series of the Trust expressly disclaim any association with the Exchange or endorsement of the Funds and series of the Trust by the Exchange and acknowledge that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The Company has contracted an accounting firm to prepare each of the Funds, USSNG and the Trust’s yearly income tax filings with the Internal Revenue Service and various states. The cost associated with any registered new fund is expected to be comparable.

NOTE 7 -                      ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the years ended December 31, 2010 and 2009 are as follows:

Balance, December31,2008	$(522,009)

Unrealized holding gains on investments	8,725

Balance, December31,2009	$(513,284)

Unrealized holding gains on investments	15,318

Balance, September 30, 2010	$(497,966)

The Company records its other comprehensive loss net of income tax expense (benefit).  As of December 31, 2010 and 2009, the Company has not recorded an income tax expense or benefit associated with its accumulated other comprehensive loss (see Note 5).

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 8 -                      OFF-BALANCE SHEET RISKS AND CONTINGENCIES

The Funds and USCI engage in the trading of U.S. futures contracts, options on U.S. contracts, cleared swap contracts and over-the-counter derivative transactions (collectively “derivatives”).  The Funds and USCI are exposed to both market risk, the risk arising from changes in the market value of the contracts; and credit risk, the risk of failure by another party to perform according to the terms of a contract.

All of the contracts currently traded by the Funds and USCI, with the exception of USNG, are exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, the Funds must rely solely on the credit of their respective individual counterparties.  To the extent the Funds and USCI enter into non-exchange traded contracts, they are subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any.  The Funds and USCI also have credit risk since the sole counterparty to all domestic futures contracts is the exchange clearing corporation.  In addition, the Funds and USCI bear the risk of financial failure by the clearing broker.

The purchase and sale of futures and options on futures contracts require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

A customer’s cash and other property, such as U.S. Treasury Bills, deposited with an FCM are considered commingled with all other customer funds subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Funds and USCI are exposed to market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both buyers and sellers of options, the Funds and USCI pay or receive a premium at the outset and then bear the risk of unfavorable changes in the price of the contract underlying the option.

The Company’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting and control procedures.  In addition, the Company has a policy of reviewing the credit standing of each clearing broker or counter-party with which it conducts business.

The financial instruments held by the Company are reported in the statement of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturities.

The Company has securities for its own account and may incur losses if the market value of the securities decreases subsequent to December 31, 2010.

The Company has a substantial portion of its assets on deposit with banks. Assets deposited with banks are subject to credit risk. In the event of a bank's insolvency, recovery of the Company's assets on deposit may be limited to account insurance or other protection afforded such deposits. As of December 31, 2010, the Company had cash of $1,284,539 in excess of the federally insured amount of $250,000.

UNITED STATES COMMODITY FUNDS LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 9 -                      SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855-10-05, the Company has performed an evaluation of subsequent events through March 29, 2011 which is the date the financial statements were available to be issued.  The evaluation did not result in any items to disclose.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.       Controls and Procedures.

Disclosure Controls and Procedures

USBO maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in USBO’s periodic reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

The duly appointed officers of USCF, including its chief executive officer and chief financial officer, who perform functions equivalent to those of a principal executive officer and principal financial officer of USBO if USBO had any officers, have evaluated the effectiveness of USBO’s disclosure controls and procedures and have concluded that the disclosure controls and procedures of USBO have been effective as of the end of the period covered by this annual report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of USBO’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Change in Internal Control Over Financial Reporting

There were no changes in USBO’s internal control over financial reporting during USBO’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, USBO’s internal control over financial reporting.

Item 9B.       Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the CEA, each month USBO publishes an account statement for its unitholders, which includes a Statement of Income (Loss) and a Statement of Changes in NAV.  The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on USBO’s website at www.unitedstatesoilfund.com.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance.

Mr. Nicholas Gerber and Mr. Howard Mah serve as executive officers of USCF.  USBO has no executive officers.  Its affairs are generally managed by USCF.  The following individuals serve as Management Directors of USCF.

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005.  He maintains his main business office at 1320 Harbor Bay Parkway, Suite 145, Alameda, California 94502.  He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009 and registered with the CFTC as an Associated Person of USCF on December 1, 2005.  Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts.  He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since March 1995.  Since August 1995, Mr. Gerber has been the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2010, had $201,394,335 in assets.  He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated.  In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors.  Mr. Gerber has passed the Series 3 examination for associated persons.  He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College.  Mr. Gerber is 48 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, and Chief Financial Officer of USCF since May 23, 2006.  He has been listed with the CFTC as a Principal of USCF since November 29, 2005.  In these roles, Mr. Mah is currently involved in the management of USBO and the Related Public Funds and will be involved in the management of USMI, USAI and USCUI, if such funds commence operations.  Mr. Mah also serves as USCF’s Chief Compliance Officer.  He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988.  He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund since June 1995 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund since August 2004 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 46 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF since June 9, 2005.  He has been listed with the CFTC as a Principal of USCF since November 29, 2005.  As Treasurer of USCF, Mr. Ngim is currently involved in the management of USBO and the Related Public Funds and will be involved in the management of USMI, USAI and USCUI, if such funds commence operations.  He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim has been Ameristock Corporation’s Managing Director since January 1999 and co-portfolio manager of Ameristock Corporation since January 2000, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 50 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry as well as experience as co-Portfolio Manager of the Ameristock Mutual Fund.

Robert L. Nguyen has been a Management Director of USCF since May 10, 2005.  He has been listed with the CFTC as a Principal of USCF since November 29, 2005 and registered with the CFTC as an Associated Person on November 9, 2007.  As a Management Director of USCF, Mr. Nguyen is currently involved in the management of USBO and the Related Public Funds and will be involved in the management of USMI, USAI and USCUI, if such funds commence operations.  He received a Bachelor of Science from California State University Sacramento in 1981.  Mr. Nguyen has been the Managing Principal of Ameristock Corporation since January 2000.  Mr. Nguyen is 51 years old.

In concluding that Mr. Nguyen should serve as Management Director of USCF, USCF considered his background in the financial services industry as well as his experience in leading the marketing efforts for Ameristock Corporation.

The following individuals provide significant services to USBO and are employed by USCF.

John P. Love has acted as the Portfolio Operations Manager for USBO and the Related Public Funds since January 2006 and, effective March 1, 2010, became the Senior Portfolio Manager for USBO and the Related Public Funds.  He is expected to be Senior Portfolio Manager for USMI, USAI and USCUI, if such funds commence operations.  Mr. Love is also employed by USCF.  He has been listed with the CFTC as a Principal of USCF since January 17, 2006.  Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general.  Mr. Love holds a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love has passed the Level 1 Chartered Financial Analyst examination and is currently a Level II candidate in the CFA Program.  He holds a BFA in cinema-television from the University of Southern California.  Mr. Love is 39 years old.

John T. Hyland, CFA acts as a Portfolio Manager and as the Chief Investment Officer for USCF.  Mr. Hyland is employed by USCF.  He registered with the CFTC as an Associated Person of USCF on December 1, 2005, and has been listed as a Principal of USCF since January 17, 2006.  Mr. Hyland became the Portfolio Manager for USBO, USNG, US12OF, UGA, USHO, USSO, US12NG, and USCI in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, and August 2010, respectively, and as Chief Investment Officer of USCF since January 2008, acts in such capacity on behalf of USBO and the Related Public Funds.  He is also expected to become the Portfolio Manager for USMI, USAI and USCUI, if such funds commence operations.  As part of his responsibilities for USBO and the Related Public Funds, Mr. Hyland handles day-to-day trading, helps set investment policies, and oversees USBO’s and the Related Public Funds’ activities with their futures commission brokers, custodian-administrator, and marketing agent.  Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds.  In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that, through December 2009, provided portfolio management and new fund development expertise to non-U.S. institutional investors.  Since January 2010, Towerhouse Capital Management has been inactive.  Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities.  Mr. Hyland received his Chartered Financial Analyst (“CFA”) designation in 1994.  Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA society of San Francisco.  He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry.  He is a graduate of the University of California, Berkeley. Mr. Hyland is 51 years old.

Ray W. Allen acts as a Portfolio Operations Manager for USBO, US12NG, USHO, UGA and USSO.  He was hired by USCF in October 2007 and has been employed by USCF since January 14, 2008.  He holds a Series 3 license and registered with the CFTC as an Associated Person of USCF on March 25, 2008.  He has been listed with the CFTC as a Principal of USCF since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for USHO, USSO, UGA, US12NG and USBO. In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980.  Mr. Allen is 54 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USBO and the Related Public Funds.  He has been listed with the CFTC as a Principal of USCF since December 2005.  Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993.  The Hoover Institution is a public policy think tank located on the campus of Stanford University.  Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982.  Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995).  Mr. Robinson is 53 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the Securities and Exchange Commission, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USBO and the Related Public Funds.  He has been listed with the CFTC as a Principal of USCF since November 2005.  Mr. Ellis has been Chairman of International Absorbents, Inc., a holding company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985.  Mr. Ellis is also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. Mr. Ellis is a director/trustee of Polymer Solutions, Inc., a former publicly-held company that sold all of its assets effective as of February 3, 2004 and is currently winding down its operations and liquidating following such sale.  Polymer Solutions previously manufactured paints, coatings, stains and primers for wood furniture manufacturers.  Mr. Ellis is a professional engineer with an MBA in international finance.  Mr. Ellis is 64 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USBO and the Related Public Funds.  He has been listed with the CFTC as a Principal of USCF since November 2005.  Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997.  Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940.  Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry.  From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services.  In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors.  Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995).  Mr. Fobes holds a B.S. degree in Finance and Economics from San Jose State University in California.  Mr. Fobes is 46 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Gerber Family Trust, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Robert Nguyen, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright Holdings Inc. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USBO.  Ray Allen and John Hyland make trading and investment decisions for USBO. John Love and Ray Allen execute trades on behalf of USBO.  In addition, Nicholas Gerber, John Hyland, Robert Nguyen, Ray Allen and Kyle Balough are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

Audit Committee

The Board of USCF has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III).  The audit committee is governed by an audit committee charter that is posted on USBO’s website at www.unitedstatesoilfund.com.  Any unitholder of USBO may also obtain a printed copy of the audit committee charter, free of charge, by calling 1-800-920-0259.  The Board has determined that each member of the audit committee meets the financial literacy requirements of the NYSE Arca and the audit committee charter.  The Board has further determined that each of Messrs. Ellis and Fobes have accounting or related financial management expertise, as required by the NYSE Arca, such that each of them is considered an “Audit Committee Financial Expert” as such term is defined in Item 407(d)(5) of Regulation S-K.

Other Committees

Since the individuals who perform work on behalf of USBO are not compensated by USBO, but instead by USCF, USBO does not have a compensation committee.  Similarly, since the directors noted above serve on the Board of USCF, there is no nominating committee of the Board that acts on behalf of USBO.  USCF believes that it is necessary for each member of the Board to possess many qualities and skills.  USCF further believes that all directors should possess a considerable amount of business management and educational experience.  There have not been any vacancies on USCF’s Board since the commencement of operations of USBO in April 2006; however, if such a vacancy were to occur, the members of the Board would consider a candidate’s management experience as well as his/her background, stature, conflicts of interest, integrity and ethics.  In connection with this, the Board would also consider issues of diversity, such as diversity of gender, race and national origin, education, professional experience and differences in viewpoints and skills.  The Board does not have a formal policy with respect to diversity; however, the Board believes that it is essential that the Board members represent diverse viewpoints.

Corporate Governance Policy

The Board of USCF has adopted a Corporate Governance Policy that applies to USBO and the Related Public Funds.  USBO has posted the text of the Corporate Governance Policy on its website at www.unitedstatesoilfund.com.  Any unitholder of USBO may also obtain a printed copy of the Corporate Governance Policy, free of charge, by calling 1-800-920-0259.

Code of Ethics

USCF has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and also to USBO. USBO has posted the text of the Code of Ethics on its website at www.unitedstatesoilfund.com.  Any unitholder of USBO may also obtain a printed copy of the Code of Ethics, free of charge, by calling 1-800-920-0259. USBO intends to disclose any amendments or waivers to the Code of Ethics applicable to USCF’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on its website.

Executive Sessions of the Non-Management Directors

In accordance with the Corporate Governance Policy of USCF, the non-management directors of the Board (who are the same as the independent directors of the Board) meet separately from the other directors in regularly scheduled executive sessions, without the presence of Management Directors or executive officers of USCF.  The non-management directors have designated Malcolm R. Fobes III to preside over each such executive session. Interested parties who wish to make their concerns known to the non-management directors may communicate directly with Mr. Fobes by writing to 475 Milan Drive, No. 103, San Jose, CA  95134-2453 or by e-mail at uscf.director@gmail.com.

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas Gerber, who is also the President and CEO of USCF.  The Board’s responsibilities include (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of USBO’s independent auditors and the oversight of USBO’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and USBO’s customers, employees, suppliers and the communities impacted by USBO.  The non-management directors have designated Malcolm R. Fobes III as the presiding independent director.  Mr. Fobes’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to USBO’s Corporate Governance Policy.

The Board believes that Mr. Gerber is best situated to serve as Chairman of USCF because he is the director most familiar with the business of USCF, including investing in the futures contracts and other commodity interests in order to track the benchmark futures contracts of USBO and the Related Public Funds.  Because of his background, he is most capable of effectively leading the discussion and execution of new strategic objectives.  The independent directors of USCF are actively involved in the oversight of USCF and, because of their varied backgrounds, provide different perspectives in connection with the oversight of USCF, USBO and the Related Public Funds.  USCF’s independent directors bring expertise from outside USCF and the commodities industry, while Mr. Gerber brings company-specific and industry-specific experience and expertise.  The Board believes that the combined role of Chairman and Chief Executive Officer facilitates information flow between management and the Board, including the independent directors, which is essential to effective governance.

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face USBO and the Related Public Funds.  For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives.  The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by USBO, including Futures Contracts or Other Crude Oil-Related Investments such as over-the-counter swap contracts.  Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by USBO.  The policies, among other things, limit USBO’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board.  Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies.  The Board tasks management with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

The Board also determines compensation payable to employees of USCF, including the portfolio managers of each of USBO and the Related Public Funds.  The compensation of certain employees of USCF is, in part, based on the amount of assets under management by USBO and the Related Public Funds.  The Board feels that compensating certain employees, in part, based on the amount of assets under management is appropriate since having more assets in a fund generally reflects that investors perceive the fund’s investment objective is being met.  There are certain risks that may arise as a result of a growth in assets under management.  For example, if position limits are imposed on USBO and the assets under management continue to increase, then USBO may not be able to invest solely in the Benchmark Futures Contract and may have to invest in over-the-counter swap contracts or Other Crude Oil-Related Investments as it seeks to track its benchmark.  Other Futures Contracts in which USBO may invest may not track changes in the price of the Benchmark Futures Contract.  Other Crude Oil-Related Investments, including over-the-counter swap contracts, may also expose USBO to increased counterparty credit risk and may be less liquid and more difficult to value than Futures Contracts.  USBO and the Related Public Funds ameliorate the potential credit, liquidity and valuation risks by fully collateralizing any over-the-counter swap contracts or other investments.  In making compensation decisions, the Board considers whether a compensation arrangement would expose USBO or the Related Public Funds to additional risks and whether the risks posed by such arrangement are consistent with the best interests of USBO’s investors.

Other Information

In addition to the certifications of the Chief Executive Officer and Chief Financial Officer of USCF filed or furnished with this annual report on Form 10-K regarding the quality of USBO’s public disclosure, USBO will submit, within 30 days after filing this annual report on Form 10-K, to the NYSE Arca a certification of the Chief Executive Officer of USCF certifying that he is not aware of any violation by USBO of NYSE Arca corporate governance listing standards.

Item 11.        Executive Compensation.

Compensation to USCF and Other Compensation

USBO does not directly compensate any of the executive officers noted above.  The executive officers noted above are compensated by USCF for the work they perform on behalf of USBO and other entities controlled by USCF.  USBO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF.  USBO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of its average daily net assets.  For 2010, USBO paid USCF aggregate management fees of $47,800.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2010, by the directors of USCF.  USBO’s portion of the aggregate fees paid to the directors for the year ended December 31, 2010 was $421.

					Change in
					Pension
	Fees				Value and
	Earned or			Non-Equity	Nonqualified Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation(2)	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$200,000	$301,000
Gordon L. Ellis	$102,000	NA	NA	NA	$0	$200,000	$302,000
Malcolm R. Fobes III(1)	$122,000	NA	NA	NA	$0	$240,000	$362,000

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.
(2)	Amounts accrued for each independent director pursuant to the deferred compensation agreements between the independent directors, USCF and USBO, USOF, USNG, US12OF, UGA, USHO, USSO, and US12NG.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF, nor the employees of USBO own any units of USBO. In addition, USBO is not aware of any 5% holder of its units.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

USBO has and will continue to have certain relationships with USCF and its affiliates.  However, there have been no direct financial transactions between USBO and the directors or officers of USCF that have not been disclosed herein. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  Any transaction with a related person that must be disclosed in accordance with SEC Regulation S-K item 404(a), including financial transactions by USBO with directors or executive officers of USCF or holders of beneficial interests in USCF or USBO of more than 5%, will be subject to the provisions regarding “Resolutions of Conflicts of Interest; Standard of Care” as set forth in Section 7.7 of the LP Agreement and will be reviewed and approved by the audit committee of the Board of USCF.

Director Independence

In February 2011, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USBO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities.  As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USBO by its independent auditors for the last fiscal year are as follows:

2010
Audit fees	$25,000
Audit-related fees	-
Tax fees	-
All other fees	-
$25,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USBO’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USBO’s current reports on Form 8-K; and (ii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

Tax fees consist of fees paid to Spicer Jeffries LLP for professional services rendered in connection with tax compliance and partnership income tax return filings.

The audit committee has established policies and procedures which are intended to control the services provided by USBO’s independent auditors and to monitor their continuing independence.  Under these policies and procedures, no audit or permitted non-audit services (including fees and terms thereof), except for the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act, may be undertaken by USBO’s independent auditors unless the engagement is specifically pre-approved by the audit committee.  The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals must be presented to the full audit committee at its next scheduled meeting.

Part IV

Item 15.       Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 91.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
3.2(1)	Certificate of Limited Partnership of the Registrant.
3.1(2)	Second Amended and Restated Agreement of Limited Partnership.
10.1(3)	Form of Initial Authorized Purchaser Agreement.
10.2(4)	Marketing Agent Agreement.
10.5(3)	Custodian Agreement.
10.7(3)	Administrative Agency Agreement.
10.9(5)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(6)	Code of Ethics.
31.1(6)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(6)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(6)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(6)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(4)	Customer Agreement for Futures Contracts.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162015) filed on September 18, 2009.
(2)	Incorporated by reference to Registrant’s Prospectus filed pursuant to Rule 424(b)(3) (File No. 333-162015) on May 28, 2010.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 2, 2010.
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 16, 2010.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(6)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United States Brent Oil Fund, LP (Registrant)
By:  United States Commodity Funds LLC, its general partner

By:	/s/ Nicholas D. Gerber
Nicholas D. Gerber
President and Chief Executive Officer
(Principal executive officer)

Date: March 30, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 30, 2011

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 30, 2011
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 30, 2011
Howard Mah

/s/ Andrew Ngim	Management Director	March 30, 2011
Andrew Ngim

/s/ Robert Nguyen	Management Director	March 30, 2011
Robert Nguyen

/s/ Peter M. Robinson	Independent Director	March 30, 2011
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 30, 2011
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 30, 2011
Malcolm R. Fobes III