Form 10-Q
period 2011-03-31
United States Brent Oil Fund, LP
filed 2011-05-16
CIK 1472494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

UNITED STATES BRENT OIL FUND, LP

Part I.	FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.

United States Brent Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2011 (Unaudited) and December 31, 2010

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$64,038,331	$9,140,476
Equity in UBS Securities LLC trading accounts:
Cash	4,629,196	3,169,218
Unrealized gain on open commodity futures contracts	1,486,660	322,660
Receivable from General Partner (Note 3)	43,596	113,715
Dividend receivable	680	286
Other assets	1,510	-

Total assets	$70,199,973	$12,746,355

Liabilities and Partners’ Capital
Professional fees payable	$52,688	$122,904
General Partner management fees payable (Note 3)	30,667	7,803
Brokerage commissions payable	1,766	416
Other liabilities	402	201

Total liabilities	85,523	131,324

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	-	-
Limited Partners	70,114,450	12,615,031
Total Partners’ Capital	70,114,450	12,615,031

Total liabilities and partners’ capital	$70,199,973	$12,746,355

Limited Partners’ units outstanding	900,000	200,000
Net asset value per unit	$77.90	$63.08
Market value per unit	$77.82	$62.45

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2011

		Gain on Open	% of
	Number of	Commodity	Partners’
	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO contracts, expiring May 2011	448	$1,486,660	2.12
ICE Brent Crude Oil Futures CO contracts, expiring June 2011	150	-	0.00
Total Open Futures Contracts	598	$1,486,660	2.12

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$20,501,561	$20,501,561	29.24
Goldman Sachs Financial Square Funds - Government Fund - Class SL	8,000,020	8,000,020	11.41
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	30,502,052	30,502,052	43.50
Total Cash Equivalents		$59,003,633	84.15

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010

Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$3,914,980	$-
Change in unrealized gain on open positions	1,164,000	-
Dividend income	1,092	-
Interest income	434	-
Other income	7,000	-

Total income	5,087,506	-

Expenses
Professional fees	52,688	-
General Partner management fees (Note 3)	45,461	-
Brokerage commissions	6,352	-
Other expenses	525	-

Total expenses	105,026	-

Expense waiver (Note 3)	(43,596)	-

Net expenses	61,430	-

Net income	$5,026,076	$-
Net income per limited partnership unit	$14.82	$-
Net income per weighted average limited partnership unit	$14.93	$-
Weighted average limited partnership units outstanding	336,667	-

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the three months ended March 31, 2011

	General Partner	Limited Partners	Total

Balances, at December 31, 2010	$-	$12,615,031	$12,615,031
Addition of 800,000 partnership units	-	59,009,256	59,009,256
Redemption of 100,000 partnership units	-	(6,535,913)	(6,535,913)
Net income	-	5,026,076	5,026,076

Balances, at March 31, 2011	$-	$70,114,450	$70,114,450

Net Asset Value Per Unit:
At December 31, 2010	$63.08
At March 31, 2011	$77.90

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2011 and 2010

	Three months ended March 31, 2011	Three months ended March 31, 2010
Cash Flows from Operating Activities:
Net income	$5,026,076	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account - cash	(1,459,978)	-
Unrealized gain on futures contracts	(1,164,000)	-
Decrease in receivable from General Partner	70,119	-
Increase in dividend receivable and other assets	(1,904)	-
Decrease in professional fees payable	(70,216)	-
Increase in General Partner management fees payable	22,864	-
Increase in brokerage commissions payable	1,350	-
Increase in other liabilities	201	-
Net cash provided by operating activities	2,424,512	-

Cash Flows from Financing Activities:
Addition of partnership units	59,009,256	-
Redemption of partnership units	(6,535,913)	-

Net cash provided by financing activities	52,473,343	-

Net Increase in Cash and Cash Equivalents	54,897,855	-

Cash and Cash Equivalents, beginning of period	9,140,476	1,000
Cash and Cash Equivalents, end of period	$64,038,331	$1,000

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended March 31, 2011 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of May 4, 2010 (the “LP Agreement”).  The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USBO’s expenses.  It is not the intent of USBO to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil.  USBO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of March 31, 2011, USBO held 598 Futures Contracts for Brent crude oil traded on the ICE Futures.

USBO commenced investment operations on June 1, 2010 and has a fiscal year ending on December 31.  United States Commodity Funds LLC (“USCF”) is responsible for the management of USBO.  USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006,  “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively.  USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010.  USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO”.  USBO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000.  USBO commenced investment operations on June 1, 2010, by purchasing Futures Contracts traded on the ICE Futures based on Brent crude oil.  As of March 31, 2011, USBO had registered a total of 50,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”).  The financial information included herein is unaudited; however, such financial information reflects all adjustments, which are, in the opinion of management, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  USBO is not subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception).  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets.  However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof.  USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the three months ended March 31, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period.  The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at March 31, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering.  These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale.  For the three months ended March 31, 2011, USBO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance for all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI.  USBO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds except USCI, based on the relative assets of each fund, computed on a daily basis.  These fees and expenses for the affiliated funds, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Investor Tax Reporting Cost

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USBO.  These costs are estimated to be $175,000 for the year ending December 31, 2011.

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

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; web construction and development; or the printing and production of various marketing materials.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USBO and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USCI’s combined net assets, (b) 0.0465% for USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USCI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s and USCI’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  USCF also pays transaction fees ranging from $7 to $15 per transaction.

USBO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”).  The agreement requires UBS Securities to provide services to USBO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USBO’s account.  In accordance with the agreement, UBS Securities charges USBO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts.

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

Through March 31, 2011, all of the futures contracts held by USBO were exchange-traded.  The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USBO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USBO’s cash in money market funds that seek to maintain a stable net asset value.  USBO is exposed to any risk of loss associated with an investment in these money market funds.  As of March 31, 2011 and December 31, 2010, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $68,667,527 and $12,309,694, respectively.  This amount is subject to loss should these institutions cease operations.

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

NOTE 6 - FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2011 and 2010 for the unitholders.  This information has been derived from information presented in the condensed financial statements.

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
	(Unaudited)	(Unaudited)
Per Unit Operating Performance:

Net asset value, beginning of period	$63.08	$-
Total income	15.00	-
Total expenses	(0.18)	-
Net increase in net asset value	14.82	-
Net asset value, end of period	$77.90	$-

Total Return	23.49%	-%

Ratios to Average Net Assets
Total income	20.70%	-%
Management fees*	0.75%	-%
Total expenses excluding management fees*	0.98%	-%
Expenses waived*	(0.72)%	-%
Net expenses excluding management fees*	0.26%	-%
Net income	20.45%	-%

*Annualized

Total returns are calculated based on the change in value during the period.  An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USBO.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of USBO’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III

Short-Term Investments	$8,002,935	$8,002,935	$-	$-
Exchange-Traded Futures Contracts Foreign Contracts	322,660	322,660	-	-

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USBO’s securities at March 31, 2011 using the fair value hierarchy:

At March 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$59,003,633	$59,003,633	$-	$-
Exchange-Traded Futures Contracts Foreign Contracts	1,486,660	1,486,660	-	-

During the three months ended March 31, 2011, there were no significant transfers between Level I and Level II.

USBO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At March 31, 2011	Fair Value At December 31, 2010

Futures - Commodity Contracts	Assets	$1,486,660	$322,660

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2011		For the three months ended March 31, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Gain Recognized in Income

Futures – Commodity Contracts	Realized gain on closed positions	$3,914,980		$-

	Change in unrealized gain on open positions		$1,164,000		$-

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

USBO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Crude Oil-Related Investments such that daily changes in its NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms.  The general partner of USBO, United States Commodity Funds LLC (“USCF”), believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of Brent crude oil.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil Futures Contracts and Other Crude Oil-Related Investments.

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

The regulation of commodity interests in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action.  On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law that includes provisions altering the regulation of commodity interests.  Provisions in the new law include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market.  The new law and the rules that are currently being and are expected to be promulgated thereunder may negatively impact USBO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties.  Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USBO.  In particular, new position limits imposed on USBO or its counterparties may impact USBO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USBO’s investments and doing business, which could adversely affect USBO’s investors.

Additionally, the Dodd-Frank Act requires the U.S. Commodity Futures Trading Commission (the “CFTC”) to promulgate rules establishing position limits for futures and options contracts on commodities, as well as for swaps that are economically equivalent to futures or options.  On January 13, 2011, the CFTC proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts, executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts.  The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity.  At this time, it is unknown precisely when such position limits would take effect.  The CFTC’s position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under the CFTC’s proposed rule would be substantially similar to the position limits currently set by the exchanges, could take effect as early as Spring 2011.  Based on the CFTC’s current proposal, other position limits would not take effect until March 2012 or later.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to USBO and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, USBO and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC and the SEC proposed joint rules defining “swaps” and “security-based swaps,” thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.  The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USBO and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect.  The effect of the future regulatory change on USBO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Second Amended and Restated Agreement of Limited Partnership of USBO (the “LP Agreement”) to manage USBO.  USCF is authorized by USBO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Brent Crude Oil futures prices exhibited moderate daily swings along with an uneven upward trend during the three months ended March 31, 2011.  The price of the Benchmark Futures Contract started the period at $94.75 per barrel.  The Benchmark Futures Contract reached its high for the period on March 31, 2011 at $117.36 per barrel and reached its low for the period on January 7, 2011 when the price dropped to $93.18 per barrel. The period ended with the Benchmark Futures Contract at $117.36 per barrel, up approximately 23.86% over the period.  USBO’s NAV began the period at $63.08 per unit and ended the period at $77.90 per unit, an increase of approximately 23.49% over the period.  USBO’s NAV reached its high for the period on March 31, 2011 at $77.90 per unit and reached its low for the period on January 7, 2011 at $62.07 per unit.  The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the May 2011 contract.  The return of approximately 23.86% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result.  Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark.”

During the three months ended March 31, 2011, the level of contango in U.S. crude oil markets remained mildly steep, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration.  Crude oil inventories in the United States, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010.  The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2010 and the three months ended March 31, 2011.  The Brent crude oil futures market moved into a very mild backwardation through the end of March 2011.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the NAV

The NAV of USBO’s units is calculated once each NYSE Arca trading day.  The NAV for a particular trading day is released after 4:00 p.m. New York time.  Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. USBO’s administrator uses the ICE Futures settlement price (a weighted average price of trades during a three-minute settlement period from 2:27 p.m. to 2:30 p.m. New York time) for the contracts held on the ICE Futures, but calculates or determines the value of all other USBO investments, including NYMEX contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Crude Oil Market

Results of Operations.  On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.” On that day, USBO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser, Merrill Lynch Professional Clearing Corp., in exchange for $10,000,000 in cash.

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units.  As of March 31, 2011, USBO had issued 1,000,000 units, 900,000 of which were outstanding.  As of March 31, 2011, there were 49,000,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2011

A comparison of USBO’s results of operations for the three months ended March 31, 2010 and 2011 has not been provided because USBO had not commenced operations as of March 31, 2010.

As of March 31, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $1,486,660, and USBO established cash deposits, including cash investments in money market funds, that were equal to $68,667,527. USBO held 93.26% of its cash assets in overnight deposits and money market funds at its custodian bank, while 6.74% of the cash balance was held as margin deposits for the Futures Contracts purchased.  The ending per unit NAV on March 31, 2011 was $77.90.

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

During the three months ended March 31, 2011, the daily average total net assets of USBO were $24,582,440.  The management fee incurred by USBO during the period amounted to $45,461.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The total of these fees and expenses for the three months ended March 31, 2011 was $15,969.  For the three months ended March 31, 2011, USBO did not incur any fees or other expenses relating to the registration or offering of additional units.  During the three months ended March 31, 2011, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver was $43,596.  For the three months ended March 31, 2011, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $105,026, and after allowance for the expense waiver, totaled $61,430.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI).  Affiliated funds of USBO include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and USCI.  USBO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis.  These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds.  By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, and USBO’s portion of such fees and expenses was $421.  Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).  During the three months ended March 31, 2011, total commissions paid to brokers amounted to $6,352.  As an annualized percentage of total net assets, the figure for the three months ended March 31, 2011 represents approximately 0.10% of total net assets.  However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USBO.  These costs are estimated to be $175,000 for the year ending December 31, 2011.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income.  USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank.  The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2011, USBO earned $1,526 in dividend and interest income on such cash and/or cash equivalents.  Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%.  USBO did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period.

Tracking USBO’s Benchmark

USCF seeks to manage USBO’s portfolio such that changes in its average daily NAV, on a percentage basis, closely track the changes in the average daily price of the Benchmark Futures Contract, also on a percentage basis.  Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USBO’s NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract.  As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  USBO’s portfolio management goals do not include trying to make the nominal price of USBO’s NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for Brent crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended March 31, 2011, the simple average daily change in the Benchmark Futures Contract was 0.090%, while the simple average daily change in the NAV of USBO over the same time period was 0.087%.  The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.988%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of USBO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2011.  The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to March 31, 2011, the simple average daily change in the Benchmark Futures Contract was 0.226%, while the simple average daily change in the NAV of USBO over the same time period was 0.222%.  The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.331%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2011, the actual total return of USBO as measured by changes in its NAV was 23.49%.  This is based on an initial NAV of $63.08 on December 31, 2010 and an ending NAV as of March 31, 2011 of $77.90.  During this time period, USBO made no distributions to its unitholders.  However, if USBO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USBO would have had an estimated NAV of $78.06 as of March 31, 2011, for a total return over the relevant time period of 23.75%.  The difference between the actual NAV total return of USBO of 23.49% and the expected total return based on the Benchmark Futures Contract of 23.75% was an error over the time period of -0.237%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings.  During the three months ended March 31, 2011, USBO received dividend and interest income of $1,526, which is equivalent to a weighted average income rate of 0.03% for such period.  During the three months ended March 31, 2011, USBO collected $7,000 from its Authorized Purchasers for creating or redeeming baskets of units.  During the three months ended March 31, 2011, USBO incurred net expenses of $61,430.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(52,904), which is equivalent to an annualized weighted average net income rate of (0.87)% for the three months ended March 31, 2011.

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade.  In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash and cash equivalents. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2011.  Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV.  When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), USBO will realize a net yield that will tend to cause daily changes in the NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the three months ended March 31, 2011, USBO earned, on an annualized basis, approximately 0.03% on its cash holdings.  It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.10% in brokerage commission costs related to the purchase and sale of futures contracts and 0.16% for other net expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.98)% and affected USBO’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease.  Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract.  During the three months ended March 31, 2011, USBO did not hold any Other Crude Oil-Related Investments.  If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12-month contracts over the last 10 years (2001-2010).  When the price of the near month contract is higher than the average price of the near 12-month contracts, the market would be described as being in backwardation.  When the price of the near month contract is lower than the average price of the near 12-month contracts, the market would be described as being in contango.  Although the prices of the near month contract and the average price of the near 12-month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12-month contracts (backwardation), and other times they are below the average price of the near 12-month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12-months contracts for Brent crude oil.  If the resulting number is a positive number, then the near month price is higher than the average price of the near 12-months contracts and the market could be described as being in backwardation.  If the resulting number is a negative number, then the near month price is lower than the average price of the near 12-months contracts and the market could be described as being in contango.  The chart below shows the results from subtracting from the near 12-months contracts price the price of the next month contract for the 10-year period between 2001 and 2010.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango.  However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008.  Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep.  Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010.  The crude oil futures market remained in contango through 2010 and the three months ended March 31, 2011.  The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

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

Brent Crude Oil Market.  During the three months ended March 31, 2011, Brent crude oil prices were impacted by several factors.  On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2011.  On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful.  Production was also disrupted by political unrest in the Middle East, in particular Libya, which reduced global supply by approximately 1.8 million barrels per day.  Brent crude oil prices finished the first quarter of 2011 approximately 23.80% higher than at the beginning of the year, though investors looked forward to continued improvements in the global economy.  USCF believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

Brent Crude Oil Price Movements in Comparison to Other Energy Commodities and Investment Categories.  USCF believes that investors frequently measure the degree to which prices or total returns of one investment or asset class move up or down in value in concert with another investment or asset class. Statistically, such a measure is usually done by measuring the correlation of the price movements of the two different investments or asset classes over some period of time.  The correlation is scaled between 1 and -1, where 1 indicates that the two investment options move up or down in price or value together, known as “positive correlation,” and -1 indicates that they move in completely opposite directions, known as “negative correlation.”  A correlation of 0 would mean that the movements of the two are neither positively nor negatively correlated, known as “non-correlation.”  That is, the investment options sometimes move up and down together and other times move in opposite directions.

For the ten-year time period between March 31, 2001 and March 31, 2011, the chart below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities.  However, movements in Brent crude oil had a positive correlation to movements in unleaded gasoline and heating oil.  There was also a very strong correlation to movements in U.S. West Texas Intermediate Crude Oil.

Correlation Matrix March 31, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.336	0.968	0.214	0.175	0.186	0.231
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.303	-0.168	-0.242	-0.126	-0.202
Global Equities (FTSE World Index)			1.000	0.308	0.235	0.270	0.323
Crude Oil (WTI)				1.000	0.756	0.846	0.961
Unleaded Gasoline					1.000	0.721	0.780
Heating Oil						1.000	0.353
Brent Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart.  Over the one-year period ended March 31, 2011, Brent crude oil continued to have a strong positive correlation with West Texas Intermediate Crude Oil, unleaded gasoline, and heating oil.  The correlation between Brent crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended March 31, 2011, displayed results that indicated that they had a positive correlation over this shorter time period. Finally, the results showed that Brent crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 months ended March 31, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.709	0.974	0.774	0.657	0.795	0.823
U.S. Gov't. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.621	-0.689	-0.721	-0.654	-0.686
Global Equities (FTSE World Index)			1.000	0.771	0.621	0.781	0.811
Crude Oil				1.000	0.957	0.883	0.902
Unleaded Gasoline					1.000	0.829	0.876
Heating Oil						1.000	-0.047
Brent Oil							1.000
Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Investors are cautioned that the historical price relationships between Brent crude oil and various other energy commodities, as well as other investment asset classes, as measured by correlation may not be reliable predictors of future price movements and correlation results. The results pictured above would have been different if a different range of dates had been selected.  USCF believes that Brent crude oil has historically not demonstrated a strong correlation with equities or bonds over long periods of time.  However, USCF also believes that in the future it is possible that Brent crude oil could have long-term correlation results that indicate prices of Brent crude oil more closely track the movements of equities or bonds.  In addition, USCF believes that, when measured over time periods shorter than ten years, there will always be some periods where the correlation of Brent crude oil to equities and bonds will be either more strongly positively correlated or more strongly negatively correlated than the long-term historical results suggest.

The correlations between Brent crude oil, U.S. West Texas Intermediate Crude Oil, heating oil and gasoline are relevant because USCF endeavors to invest USBO’s assets in Futures Contracts and Other Crude Oil-Related Investments so that daily changes in percentage terms in USBO’s NAV correlate as closely as possible with daily changes in percentage terms in the price of the Benchmark Futures Contract.  If certain other fuel-based commodity Futures Contracts do not closely correlate with the Benchmark Futures Contract, then their use could lead to greater tracking error.  As noted above, USCF also believes that the changes in percentage terms in the price of the Benchmark Futures Contract will closely correlate with changes in percentage terms in the spot price of Brent crude oil.

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

USCF has evaluated the nature and types of estimates that it makes in preparing USBO’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy.  The values which are used by USBO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis.  In addition, USBO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents.  These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

USBO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests.  USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments.  A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USBO’s account at its custodian bank. Income received from USBO’s money market funds is paid to USBO.  During the three months ended March 31, 2011, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets.  During the three months ended March 31, 2011, USBO was forced to use other assets to pay cash expenses, which could cause a drop in USBO’s NAV over time.  To the extent expenses exceed income USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts.  During the three months ended March 31, 2011, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

Prior to the initial offering of USBO, all payments with respect to USBO’s expenses were paid by USCF.  USBO does not have an obligation or intention to refund such payments by USCF.  USCF is under no obligation to pay USBO’s current or future expenses.  Since the initial offering of units, USBO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) ongoing registration expenses in connection with offers and sales of its units subsequent to the initial offering, (iv) other expenses, including certain tax reporting costs, (v) fees and expenses of the independent directors of USCF and (vi) other extraordinary expenses not in the ordinary course of business, while USCF has been responsible for expenses relating to the fees of USBO’s Marketing Agent, Administrator and Custodian and offering expenses relating to the initial offering of units.  If USCF and USBO are unsuccessful in raising sufficient funds to cover these respective expenses or in locating any other source of funding, USBO will terminate and investors may lose all or part of their investment.

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

USCF attempts to manage the credit risk of USBO by following various trading limitations and policies.  In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds.  USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure.  UBS Securities LLC, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading.  These futures commission merchants are not allowed to commingle USBO’s assets with their other assets.  In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading.  During the three months ended March 31, 2011, the only foreign exchange on which USBO made investments was the ICE Futures, which is a London based futures exchange.  Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2011, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $68,667,527.  This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of March 31, 2011, USBO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USBO.  While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USBO requires liquidity to redeem units, which redemptions must be in blocks of 100,000 units called “Redemption Baskets.” USBO has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

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

USCF pays the fees of USBO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USBO’s condensed financial statements and its SEC and CFTC reports.  USBO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees, which are borne by USCF.  USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2011.  USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, USBO pays its brokerage fees (including fees to a futures commission merchant), over-the-counter dealer spreads and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses.  The latter are expenses not incurred in the ordinary course of USBO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation.  Commission payments to a futures commission merchant are on a contract-by-contract, or round turn, basis.  USBO also pays a portion of the fees and expenses of the independent directors of USCF.  See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2011, USBO’s portfolio consisted of 598 Brent Crude Oil Futures CO contracts traded on the ICE Futures.  For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives (Including Spreads and Straddles)

In the future, USBO may purchase over-the-counter contracts (“OTC Contracts”).  Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants.  Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available.  Many of these OTC Contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Futures Contracts.  Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil price or crude oil futures price.  In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of futures contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis.  For example, USBO may enter into OTC derivative contracts whose value will be tied to changes in the difference between the spot price of Brent crude oil, the price of Futures Contracts traded on the NYMEX or the ICE Futures and the prices of other Futures Contracts in which USBO may invest.

To reduce the credit risk that arises in connection with such contracts, USBO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of USBO’s overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”).  Furthermore, USCF on behalf of USBO only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC.  Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel.  Existing counterparties are also reviewed periodically by USCF.  USBO will also require that the counterparty be highly rated and/or provide collateral or other credit support.  Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps).  In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian.  At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues.  On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties.  The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether their counterparty to a particular swap is (1) a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user.  With certain exceptions not applicable to USBO and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

Covered Swap Entities and all financial entity end-users would be required to post initial margin and variation margin when they enter into swaps with Covered Swap Entities.  Margin posted by “low-risk” financial entity end-users could be subject to thresholds under the proposed rules.  As commodity pools, USBO and the affiliated funds managed by USCF would be “high-risk” financial entity end-users and would therefore have to post margin without thresholds.

On April 27, 2011, the CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator.  Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator.  In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps.  The rules proposed in April 2011 are currently open to the public for comment at the time of the filing of this quarterly report on Form 10-Q.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources.  In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC Contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction.  As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

USBO may employ spreads or straddles in its trading to mitigate the differences in its investment portfolio and its goal of tracking the price of the Benchmark Futures Contract.  USBO would use a spread when it chooses to take simultaneous long and short positions in futures written on the same underlying asset, but with different delivery months.  The effect of holding such combined positions is to adjust the sensitivity of USBO to changes in the price relationship between futures contracts, which will expire sooner, and those that will expire later.  USBO would use such a spread if USCF felt that taking such long and short positions, when combined with the rest of its holdings, would more closely track the investment goals of USBO, or if USCF felt it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.  USBO would enter into a straddle when it chooses to take an option position consisting of a long (or short) position in both a call option and put option.  The economic effect of holding certain combinations of put options and call options can be very similar to that of owning the underlying futures contracts.  USBO would make use of such a straddle approach if, in the opinion of USCF, the resulting combination would more closely track the investment goals of USBO or if it would lead to an overall lower cost of trading to achieve a given level of economic exposure to movements in oil prices.

During the three months ended March 31, 2011, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, USBO was not exposed to counterparty risk.

USBO anticipates that the use of Other Crude Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of USBO.  However, there can be no assurance of this.  OTC Contracts may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact USBO’s ability to successfully track the Benchmark Futures Contract.

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

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors previously disclosed in USBO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Removed and Reserved.

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

Item 6.   Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit
Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed herewith.

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

Date: May 16, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 16, 2011