Form 10-Q
period 2011-06-30
United States Brent Oil Fund, LP
filed 2011-08-15
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1320 Harbor Bay Parkway, Suite 145

Alameda, California 94502

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item  1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2011 (Unaudited) and December 31, 2010

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$45,963,859	$9,140,476
Equity in UBS Securities LLC trading accounts:
Cash	7,254,148	3,169,218
Unrealized gain (loss) on open commodity futures contracts	(614,110)	322,660
Receivable from General Partner (Note 3)	75,906	113,715
Dividend receivable	218	286
Other assets	1,102	—

Total assets	$52,681,123	$12,746,355

Liabilities and Partners’ Capital
Investment payable	$40	$—
Professional fees payable	102,556	122,904
General Partner management fees payable (Note 3)	26,340	7,803
Brokerage commissions payable	1,246	416
Other liabilities	906	201

Total liabilities	131,088	131,324

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	52,550,035	12,615,031

Total Partners’ Capital	52,550,035	12,615,031

Total liabilities and partners’ capital	$52,681,123	$12,746,355

Limited Partners’ units outstanding	700,000	200,000

Net asset value per unit	$75.07	$63.08

Market value per unit	$74.76	$62.45

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2011

	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO August 2011 contracts, expiring July 2011	350	$(614,110)	(1.17)
ICE Brent Crude Oil Futures CO September 2011 contracts, expiring August 2011	117	—	0.00

Total Open Futures Contracts	467	$(614,110)	(1.17)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$11,501,895	$11,501,895	21.89
Goldman Sachs Financial Square Funds - Government Fund - Class SL	8,000,247	8,000,247	15.22
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	23,502,996	23,502,996	44.73

Total Cash Equivalents		$43,005,138	81.84

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2011 and 2010

	Three months ended June 30, 2011	Three months ended June 30, 2010	Six months ended June 30, 2011	Six months ended June 30, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$2,052,560	$107,120	$5,967,540	$107,120
Change in unrealized gain (loss) on open positions	(2,100,770)	95,980	(936,770)	95,980
Dividend income	1,003	287	2,095	287
Interest income	463	81	897	81
Other income	5,000	—	12,000	—

Total income (loss)	(41,744)	203,468	5,045,762	203,468

Expenses
General Partner management fees (Note 3)	87,790	6,164	133,251	6,164
Professional fees	49,868	11,300	102,556	11,300
Brokerage commissions	7,088	1,422	13,440	1,422
Other expenses	1,318	45	1,843	45

Total expenses	146,064	18,931	251,090	18,931

Expense waiver (Note 3)	(32,310)	(10,438)	(75,906)	(10,438)

Net expenses	113,754	8,493	175,184	8,493

Net income (loss)	$(155,498)	$194,975	$4,870,578	$194,975

Net income (loss) per limited partnership unit	$(2.83)	$0.97	$11.99	$0.97

Net income (loss) per weighted average limited partnership unit	$(0.26)	$0.97	$10.37	$0.97

Weighted average limited partnership units outstanding	601,099	200,000	469,613	200,000

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2011

	General Partner	Limited Partners	Total
Balances, at December 31, 2010	$—	$12,615,031	$12,615,031
Addition of 1,000,000 partnership units	—	74,125,512	74,125,512
Redemption of 500,000 partnership units	—	(39,061,086)	(39,061,086)
Net income	—	4,870,578	4,870,578

Balances, at June 30, 2011	$—	$52,550,035	$52,550,035

Net Asset Value Per Unit:
At December 31, 2010	$63.08

At June 30, 2011	$75.07

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2011 and 2010

	Six months ended June 30, 2011	Six months ended June 30, 2010
Cash Flows from Operating Activities:
Net income	$4,870,578	$194,975
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(4,084,930)	(743,639)
Unrealized (gain) loss on futures contracts	936,770	(95,980)
(Increase) decrease in receivable from General Partner	37,809	(10,438)
Increase in dividend receivable and other assets	(1,034)	(287)
Increase in investment payable	40	—
Increase (decrease) in professional fees payable	(20,348)	11,300
Increase in General Partner management fees payable	18,537	6,164
Increase in brokerage commissions payable	830	440
Increase in other liabilities	705	45

Net cash provided by (used in) operating activities	1,758,957	(637,420)

Cash Flows from Financing Activities:
Addition of partnership units	74,125,512	10,000,000
Redemption of partnership units	(39,061,086)	(1,000)

Net cash provided by financing activities	35,064,426	9,999,000

Net Increase in Cash and Cash Equivalents	36,823,383	9,361,580

Cash and Cash Equivalents, beginning of period	9,140,476	1,000

Cash and Cash Equivalents, end of period	$45,963,859	$9,362,580

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2011 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of May 4, 2010 (the “LP Agreement”). The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USBO’s expenses. It is not the intent of USBO to be operated in a fashion such that the net asset value will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USBO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2011, USBO held 467 Futures Contracts for Brent crude oil traded on the ICE Futures.

USBO commenced investment operations on June 1, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of USBO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), a series of the United States Commodity Index Funds Trust (the “Trust”), which listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. USCF has also filed a registration statement to register units of the United States Metals Index Fund, the United States Agriculture Index Fund and the United States Copper Index Fund, three additional series of the Trust.

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

In addition, from July 1, 2011 to December 31, 2011, Authorized Purchasers pay USBO a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets consisting of 100,000 units (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the net asset value of USBO but rather at market prices quoted on such exchange.

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO”. USBO established its initial net asset value by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USBO commenced investment operations on June 1, 2010, by purchasing Futures Contracts traded on the ICE Futures based on Brent crude oil. As of June 30, 2011, USBO had registered a total of 50,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In accordance with GAAP, USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USBO is not subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets. However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the six months ended June 30, 2011.

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

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the net asset value per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at June 30, 2011.

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

NOTE 3 – FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2011, USBO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and each of the affiliated funds, except USCI. USBO shares all director fees and expenses, including any that may become due pursuant to the deferred compensation agreements, with all the affiliated funds except USCI, based on the relative assets of each fund, computed on a daily basis. These fees and expenses for the affiliated funds, except USCI, as described above, for the year ending December 31, 2011, are estimated to be a total of $540,000.

Investor Tax Reporting Cost

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USBO. These costs are estimated to be $175,000 for the year ending December 31, 2011.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USBO pays all brokerage fees and other expenses in connection with the operation of USBO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

NOTE 4 – CONTRACTS AND AGREEMENTS

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

NOTE 5 – FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

Through June 30, 2011, all of the futures contracts held by USBO were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USBO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USBO’s cash in money market funds that seek to maintain a stable net asset value. USBO is exposed to any risk of loss associated with an investment in these money market funds. As of June 30, 2011 and December 31, 2010, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amounts of $53,218,007 and $12,309,694, respectively. This amount is subject to loss should these institutions cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2011 (Unaudited)	For the six months ended June 30, 2010 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$63.08	$50.00
Total income	12.36	1.01
Total expenses	(0.37)	(0.04)

Net increase in net asset value	11.99	0.97

Net asset value, end of period	$75.07	$50.97

Total Return	19.01%	1.94%

Ratios to Average Net Assets
Total income	14.08%	1.97%

Management fees*	0.75%	0.75%

Total expenses excluding management fees*	0.66%	1.55%

Expenses waived*	(0.42)%	(1.27)%

Net expenses excluding management fees*	0.24%	0.28%

Net income	13.59%	1.88%

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

The following table summarizes the valuation of USBO’s securities at December 31, 2010 using the fair value hierarchy:

At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$8,002,935	$8,002,935	$—	$—
Exchange-Traded Futures Contracts Foreign Contracts	322,660	322,660	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USBO’s securities at June 30, 2011 using the fair value hierarchy:

At June 30, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$43,005,138	43,005,138	$—	$—
Exchange-Traded Futures Contracts Foreign Contracts	(614,110)	(614,110)	—	—

During the six months ended June 30, 2011, there were no significant transfers between Level I and Level II.

USBO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	of Financial Condition	of Financial Condition	of Financial Condition
Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At June 30, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(614,110)	$322,660

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2011		For the six months ended June 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$5,967,540		$107,120
	Change in unrealized gain (loss) on open positions		$(936,770)		$95,980

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on USBO’s financial statement disclosures.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USBO’s financial statement disclosures.

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

Introduction

USBO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USBO’s expenses. It is not the intent of USBO to be operated in a fashion such that the NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. The general partner of USBO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

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

The regulation of commodity interests in the United States is subject to ongoing modification by governmental and judicial action. On July 21, 2010, a broad financial regulatory reform bill, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), was signed into law.

All of the Dodd-Frank Act’s provisions will have become effective by the date of this quarterly report on Form 10-Q. However, new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, USBO will necessarily operate in a period of regulatory uncertainty until new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USBO are discussed below.

Provisions in the Dodd-Frank Act include the requirement that position limits be established on a wide range of commodity interests including energy-based and other commodity futures contracts, certain cleared commodity swaps and certain over-the-counter commodity contracts; new registration, recordkeeping, capital and margin requirements for “swap dealers” and “major swap participants” as determined by the new law and applicable regulations; and the forced use of clearinghouse mechanisms for most swap transactions that are currently entered into in the over-the-counter market. The new law and the rules thereunder may negatively impact USBO’s ability to meet its investment objective either through limits or requirements imposed on it or upon its counterparties. Further, increased regulation of, and the imposition of additional costs on, swap transactions under the new legislation and implementing regulations could cause a reduction in the swap market and the overall derivatives markets, which could restrict liquidity and adversely affect USBO. In particular, new position limits imposed on USBO or its counterparties may impact USBO’s ability to invest in a manner that most efficiently meets its investment objective, and new requirements, including capital and mandatory clearing, may increase the cost of USBO’s investments and doing business, which could adversely impact the ability of USBO to achieve its investment objective.

On January 13, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) proposed new rules, which if implemented in their proposed form, would establish position limits and limit formulas for certain physical commodity futures, including Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts. The CFTC has also proposed aggregate position limits that would apply across different trading venues to contracts based on the same underlying commodity. At this time, it is unknown precisely when such position limits would take effect. It is also unclear when the CFTC’s proposed rule regarding position limits for futures contracts held during the last few days of trading in the near month contract to expire, which, under such proposed rule are substantially similar to the position limits currently set by the exchanges, will take effect.

On April 12, 2011, the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Farm Credit System and the Federal Housing Finance Agency (collectively, the “Prudential Regulators”) and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for certain swap dealers and major swap participants (collectively, “Covered Swap Entities”), which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to USBO. The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but, with one exception not applicable to USBO and the affiliated funds managed by USCF, the CFTC has not promulgated any final rules or indicated when such final rules would take effect. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. The effect of the future regulatory change on USBO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Second Amended and Restated Agreement of Limited Partnership of USBO (the “LP Agreement”) to manage USBO. USCF is authorized by USBO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Brent Crude Oil futures prices exhibited moderate daily swings along with an uneven upward trend during the six months ended June 30, 2011. The price of the Benchmark Futures Contract started the period at $94.75 per barrel. The Benchmark Futures Contract reached its high for the period on April 8, 2011 at $126.12 per barrel and reached its low for the period on January 7, 2011 when the price dropped to $93.18 per barrel. The period ended with the Benchmark Futures Contract at $112.48 per barrel, up approximately 18.71% over the period. USBO’s NAV began the period at $63.08 per unit and ended the period at $75.07 per unit, an increase of approximately 19.01% over the period. USBO’s NAV reached its high for the period on April 8, 2011 at $83.91 per unit and reached its low for the period on January 7, 2011 at $62.07 per unit. The Benchmark Futures Contract prices listed above began with the February 2011 contract and ended with the August 2011 contract. The return of approximately 18.71% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark.”

During the six months ended June 30, 2011, the level of contango in U.S. crude oil markets remained mildly steep, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories in the United States, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2010 and the six months ended June 30, 2011. The Brent crude oil futures market moved into a very mild backwardation through the end of June 2011. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units. As of June 30, 2011, USBO had issued 1,200,000 units, 700,000 of which were outstanding. As of June 30, 2011, there were 48,800,000 units registered but not yet issued.

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

For the Six Months Ended June 30, 2011 Compared to the Period Ended June 30, 2010

Since USBO commenced operations on June 2, 2010, the comparison of USBO’s results of operations for the period from June 2, 2010 to June 30, 2010 and the six months ended June 30, 2011 may not be meaningful.

As of June 30, 2011, the total unrealized loss on Futures Contracts owned or held on that day was $614,110, and USBO established cash deposits, including cash investments in money market funds, that were equal to $53,218,007. USBO held 86.37% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.63% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on June 30, 2011 was $75.07.

By comparison, as of June 30, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $95,980, and USBO established cash deposits, including cash investments in money market funds, that were equal to $10,106,219. USBO held 92.64% of its cash assets in overnight deposits and money market funds at its custodian bank, while 7.36% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and money market funds for June 30, 2011, as compared to June 30, 2010 was the result of USBO’s greater size in the current period as measured by total net assets. The ending per unit NAV on June 30, 2010 was $50.97. The increase in the per unit NAV for June 30, 2011, as compared to June 30, 2010, was primarily due to the rise in the price of the Futures Contracts.

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

During the six months ended June 30, 2011, the daily average total net assets of USBO were $35,828,116. The management fee incurred by USBO during the period amounted to $133,251. By comparison, during the period ended June 30, 2010, the daily average total net assets of USBO were $10,344,611. The management fee paid by USBO during the period amounted to $6,164.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the six months ended June 30, 2011 was $117,839, as compared to $12,767 for the period ended June 30, 2010. The increase in expenses was primarily due to the fact that USBO was only operating for 28 days during the period ended June 30, 2010 versus a full six months for the six months ended June 30, 2011. For the six months ended June 30, 2011 and the period ended June 30, 2010, USBO did not incur any fees or other expenses relating to the registration or offering of additional units. During the six months ended June 30, 2011 and the period ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO. The total amount of the expense waiver was $75,906 for the six months ended June 30, 2011 and $10,438 for the period ended June 30, 2010. For the six months ended June 30, 2011 and the period ended June 30, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $251,090 and $18,931, respectively, and after allowance for the expense waiver, totaled $175,184 and $8,493, respectively.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including the United States Commodity Index Fund (“USCI”)) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USBO include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”) and USCI. USBO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and USBO’s portion of such fees and expenses was $421. Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2011, total commissions paid to brokers amounted to $13,440. By comparison, during the period ended June 30, 2010, total commissions paid to brokers amounted to $1,422. The increase in total commissions paid to brokers for the six months ended June 30, 2011, as compared to the period ended June 30, 2010, was primarily due to the fact that USBO was only operating for 28 days during the period ended June 30, 2010 versus a full six months for the six months ended June 30, 2011. As an annualized percentage of total net assets, the figure for the six months ended June 30, 2011 represents approximately 0.07% of total net assets. By comparison, the figure for the period ended June 30, 2010 represented approximately 0.17% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USBO. These costs are estimated to be $175,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the six months ended June 30, 2011, USBO earned $2,992 in dividend and interest income on such cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USBO did not purchase Treasuries during the six months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the period ended June 30, 2010, USBO earned $368 in dividend and interest income on such cash and/or cash equivalents. Based on USBOS’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USBO did not purchase Treasuries during the period ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly higher during the six months ended June 30, 2011 compared to the period ended June 30, 2010. As a result, the amount of income earned by USBO as a percentage of total net assets was lower during the six months ended June 30, 2011 compared to the period ended June 30, 2010.

For the Three Months Ended June 30, 2011 Compared to the Period Ended June 30, 2010

Since USBO commenced operations on June 2, 2010, the comparison of USBO’s results of operations for the period from June 2, 2010 to June 30, 2010 and the three months ended June 30, 2011 may not be meaningful.

Portfolio Expenses. During the three months ended June 30, 2011, the daily average total net assets of USBO were $46,950,213. The management fee incurred by USBO during the period amounted to $87,790. By comparison, during the period ended June 30, 2010, the daily average total net assets of USBO were $10,344,611. The management fee incurred by USBO during the period amounted to $6,164.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC and FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended June 30, 2011 was $58,274, as compared to $12,767 for the period ended June 30, 2010. The increase in expenses was primarily due to the fact that USBO was only operating for 28 days during the period ended June 30, 2010 versus a full three months for the three months ended June 30, 2011. For the three months ended June 30, 2011 and the period ended June 30, 2010, USBO did not incur any fees or other expenses relating to the registration or offering of additional units. During the three months ended June 30, 2011 and the period ended June 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO. The total amount of the expense waiver was $32,310 for the three months ended June 30, 2011 and $10,438 for the period ended June 30, 2010. For the three months ended June 30, 2011 and the period ended June 30, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $146,064 and $18,931 respectively, and after allowance for the expense waiver, totaled $113,754 and $8,493, respectively.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor (all affiliated funds including USCI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships (all affiliated funds, excluding USCI). Affiliated funds of USBO include USOF, USNG, US12OF, UGA, USHO, USSO, US12NG and USCI. USBO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds, except USCI. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, and USBO’s portion of such fees and expenses was $421. Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended June 30, 2011, total commissions paid to brokers amounted to $7,088. By comparison, during the period ended June 30, 2010, total commissions paid to brokers amounted to $1,422. The increase in total commissions paid to brokers for the three months ended June 30, 2011, as compared to the period ended June 30, 2010, was primarily due to the fact that USBO was only operating for 28 days during the period ended June 30, 2010 versus a full three months for the three months ended June 30, 2011. As an annualized percentage of total net assets, the figure for the three months ended June 30, 2011 represents approximately 0.06% of total net assets. By comparison, the figure for the period ended June 30, 2010 represented approximately 0.17% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements, with the exception of certain initial implementation service fees and base service fees, which were borne by USCF, are paid by USBO. These costs are estimated to be $175,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended June 30, 2011, USBO earned $1,466 in dividend and interest income on such cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.01%. USBO did not purchase Treasuries during the three months ended June 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the period ended June 30, 2010, USBO earned $368 in dividend and interest income on such cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.04%. USBO did not purchase Treasuries during the period ended June 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2011 compared to the period ended June 30, 2010. As a result, the amount of income earned by USBO as a percentage of total net assets was lower during the three months ended June 30, 2011 compared to the period ended June 30, 2010.

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

For the 30 valuation days ended June 30, 2011, the simple average daily change in the Benchmark Futures Contract was -0.127%, while the simple average daily change in the NAV of USBO over the same time period was -0.131%. The average daily difference was -0.003% (or -0.3 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -0.502%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USBO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 30, 2011. The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to June 30, 2011, the simple average daily change in the Benchmark Futures Contract was 0.168%, while the simple average daily change in the NAV of USBO over the same time period was 0.164%. The average daily difference was -0.004% (or -0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was -1.133%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2011, the actual total return of USBO as measured by changes in its NAV was 19.01%. This is based on an initial NAV of $63.08 on December 31, 2010 and an ending NAV as of June 30, 2011 of $75.07. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USBO would have had an estimated NAV of $75.39 as of June 30, 2011, for a total return over the relevant time period of 19.54%. The difference between the actual NAV total return of USBO of 19.01% and the expected total return based on the Benchmark Futures Contract of 19.54% was an error over the time period of -0.53%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings. During the six months ended June 30, 2011, USBO received dividend and interest income of $2,992, which is equivalent to a weighted average income rate of 0.02% for such period. During the six months ended June 30, 2011, USBO collected $12,000 from its Authorized Purchasers for creating or redeeming baskets of units. During the six months ended June 30, 2011, USBO incurred net expenses of $175,184. Income from dividends and interest and Authorized Purchaser collections net of expenses was $160,192, which is equivalent to an annualized weighted average net income rate of -0.90% for the six months ended June 30, 2011.

By comparison, for the period ended June 30, 2010, the actual total return of USBO as measured by changes in its NAV was 1.94%. This was based on an initial NAV of $50.00 on June 1, 2010 and an ending NAV as of June 30, 2010 of $50.97. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its NAV had instead exactly tracked the changes in the daily return of the Benchmark Futures Contract, USBO would have had an estimated NAV of $51.02 as of June 30, 2010, for a total return over the relevant time period of 2.04%. The difference between the actual NAV total return of USBO of 1.94% and the expected total return based on the Benchmark Futures Contract of 2.04% was an error over the time period of -0.1%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual return and the expected benchmark return can be attributed to the net impact of the expenses that USBO paid, offset in part by the income that USBO collected on its cash and cash equivalent holdings. During the period ended June 30, 2010, USBO received dividend and interest income of $368, which is equivalent to a weighted average income rate of 0.04% for such period. In addition, during the period ended June 30, 2010, USBO collected $0 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual return. During the period ended June 30, 2010, USBO incurred net expenses of $8,493. Income from dividends and interest and Authorized Purchaser collections net of expenses was $8,125, which is equivalent to an annualized weighted average net income rate of -0.99% for the period ended June 30, 2010.

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade. In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash and cash equivalents. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV. When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), USBO will realize a net yield that will tend to cause daily changes in the NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2011, USBO earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts and 0.17% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately -0.97% and affected USBO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2011, USBO did not hold any Other Crude Oil-Related Investments. If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (CO1) vs Average Price of the Near 12 Months (12M Strip)
(10 years between 2001-2010)
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
CO1
12 Month Strip Price

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

Near Month Brent Crude Oil futures Contract Minus Next Month Brent Crude Oil Futures Contract 2001-2011
Backwardation Market
Contango Market
$3.00
$2.00
$1.00
$0.00
-$1.00
-$2.00
-$3.00
-$4.00
-$5.00
1/1/2001
5/1/2001
9/1/2001
1/1/2002
5/1/2002
9/1/2002
1/1/2003
5/1/2003
9/1/2003
1/1/2004
5/1/2004
9/1/2004
1/1/2005
5/1/2005
9/1/2005
1/1/2006
5/1/2006
9/1/2006
1/1/2007
5/1/2007
9/1/2007
1/1/2008
5/1/2008
9/1/2008
1/1/2009
5/1/2009
9/1/2009
1/1/2010
5/1/2010
9/1/2010
1/1/2011

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and the six months ended June 30, 2011. The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

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

Brent Crude Oil Market. During the six months ended June 30, 2011, Brent crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the second quarter of 2011. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. Production was also disrupted by political unrest in the Middle East, in particular Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but did not have a lasting impact on the price of crude oil as of June 30, 2011. Brent crude oil prices finished the second quarter of 2011 approximately -4.16% lower than at the beginning of the year, as the global economy continues to adjust to slower than anticipated periods of recovery and economic gain. USCF believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between June 30, 2001 and June 30, 2011, the chart below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in Brent crude oil had a positive correlation to movements in unleaded gasoline, heating oil and crude oil.

Correlation Matrix June 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S.Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.328	0.968	0.208	0.189	0.204	0.246
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.294	-0.161	-0.254	-0.131	-0.201
Global Equities (FTSE World Index)			1.000	0.296	0.248	0.288	0.340
Crude Oil (WTI)				1.000	0.728	0.812	0.920
Unleaded Gasoline					1.000	0.728	0.788
Heating Oil						1.000	0.871
Brent Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended June 30, 2011, Brent crude oil had a positive, yet weak correlation with West Texas Intermediate Crude Oil. Brent crude oil continued to have a strong positive correlation with unleaded gasoline and heating oil. The correlation between Brent crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended June 30, 2011, displayed results that indicated that they had a strong positive correlation over this shorter time period. Finally, the results showed that Brent crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended June 30, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended June 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.444	0.985	0.273	0.632	0.829	0.826
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.400	-0.105	-0.469	-0.534	-0.531
Global Equities (FTSE World Index)			1.000	0.275	0.613	0.795	0.804
Crude Oil				1.000	0.264	0.271	0.244
Unleaded Gasoline					1.000	0.862	0.902
Heating Oil						1.000	0.970
Brent Oil							1.000

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

USBO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests. USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USBO’s account at its custodian bank. Income received from USBO’s money market funds is paid to USBO. During the six months ended June 30, 2011, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets. During the six months ended June 30, 2011, USBO was forced to use other assets to pay cash expenses, which could cause a drop in USBO’s NAV over time. To the extent expenses exceed income USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2011, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USBO by following various trading limitations and policies. In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure. UBS Securities LLC, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USBO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading. During the six months ended June 30, 2011, the only foreign exchange on which USBO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2011, USBO had deposits in domestic and foreign financial institutions, including cash investments in money market funds, in the amount of $53,218,007. This amount is subject to loss should these institutions cease operations.

Off Balance Sheet Financing

As of June 30, 2011, USBO has no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of USBO. While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

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

USCF pays the fees of USBO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USBO’s condensed financial statements and its SEC and CFTC reports. USBO also pays the fees and expenses associated with its tax accounting and reporting requirements with the exception of certain initial implementation service fees and base service fees, which are borne by USCF. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

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

As of June 30, 2011, USBO’s portfolio consisted of 467 Brent Crude Oil Futures CO contracts traded on the ICE Futures. For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

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

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil price or crude oil futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of futures contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, USBO may enter into OTC Contracts whose value will be tied to changes in the difference between the spot price of Brent crude oil, the price of Futures Contracts traded on the NYMEX or the ICE Futures and the prices of other Futures Contracts in which USBO may invest.

To reduce the credit risk that arises in connection with such contracts, USBO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. that provides for the netting of its overall exposure to its counterparty.

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

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011.

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

During the six months ended June 30, 2011, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USBO was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USBO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011, except for the update to the risk factor set forth below and the addition of the two risk factors set forth below.

Updated Risk Factor:

The financial markets are currently in a period of disruption and USBO does not expect these conditions to improve in the near future.

Since 2008, the financial markets have experienced difficult financial conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in sporadic availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. Although the financial markets saw some signs of a recovery beginning in late 2010, economic growth in 2011 has been slow and the financial markets are still fragile and could fall into another recession. Another recession could adversely affect the financial condition and results of operations of USBO’s service providers and Authorized Purchasers which would impact the ability of USCF to achieve USBO’s investment objective.

New Risk Factors:

USBO would be negatively impacted if the United States Treasury were to default on its obligations to make payments on Treasury Securities.

Recent events in Washington, D.C. regarding passing a fiscal budget have drawn concern regarding the United States Government’s ability to pay it obligations to holders of Treasury Securities. If USBO is not able to redeem its investments in Treasury Securities prior to maturity and the U.S. Government cannot pay its obligations, USBO would be negatively impacted. In addition, USBO might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasury Securities.

Further ratings downgrades on sovereigns could cause further global market volatility, negatively impacting the ability of sovereigns to borrow funds and pay debt obligations.

In August 2011, Standard & Poor’s downgraded the United States’ long-term credit rating from AAA to AA+. This downgrade resulted in global market volatility and it is unclear what effect such downgrade will have on various State debt obligations, as well as other sovereign debt obligations. Such downgrades could have a global impact resulting in a recessionary market and defaults on sovereign debt obligations. Any default on a sovereign to pay its debt obligations could negatively impact USBO.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document
101.SCH(2)	XBRL Taxonomy Extension Schema
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Filed herewith.
(2)

In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: August 15, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 15, 2011