Form 10-Q
period 2011-09-30
United States Brent Oil Fund, LP
filed 2011-11-14
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2011 (Unaudited) and December 31, 2010

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents (Note 5)	$31,415,527	$9,140,476
Equity in UBS Securities LLC trading accounts:
Cash	4,133,312	3,169,218
Unrealized gain (loss) on open commodity futures contracts	(614,550)	322,660
Receivable for General Partner (Note 3)	104,431	113,715
Dividend receivable	124	286
Other assets	1,390	—

Total assets	$35,040,234	$12,746,355

Liabilities and Partners’ Capital
Payable for units redeemed	$27,943,549	$—
General Partner management fees payable (Note 3)	22,950	7,803
Brokerage commissions payable	886	416
Other liabilities	147,527	123,105

Total liabilities	28,114,912	131,324

Commitments and Contingencies (Notes 3, 4 and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	6,925,322	12,615,031

Total Partners’ Capital	6,925,322	12,615,031

Total liabilities and partners’ capital	$35,040,234	$12,746,355

Limited Partners’ units outstanding	100,000	200,000

Net asset value per unit	$69.25	$63.08

Market value per unit	$67.64	$62.45

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2011

	Number of Contracts	Loss on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO November 2011 contracts, expiring October 2011	51	$(614,550)	(8.87)
ICE Brent Crude Oil Futures CO December 2011 contracts, expiring November 2011	17	—	0.00

Total Open Futures Contracts	68	$(614,550)	(8.87)

	Principal Amount	Market Value
Cash Equivalents
United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	$5,502,081	$5,502,081	79.45
Goldman Sachs Financial Square Funds - Government Fund - Class SL	1,000,288	1,000,288	14.44
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	9,503,388	9,503,388	137.23

Total Cash Equivalents		$16,005,757	231.12

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2011 and 2010

	Three months ended September 30, 2011	Three months ended September 30, 2010	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(2,093,020)	$487,060	$3,874,520	$594,180
Change in unrealized gain (loss) on open positions	(440)	400,740	(937,210)	496,720
Dividend income	565	1,610	2,660	1,897
Interest income	1,116	89	2,013	170
Other income	3,500	—	15,500	—

Total income (loss)	(2,088,279)	889,499	2,957,483	1,092,967

Expenses
General Partners management fees (Note 3)	79,384	19,621	212,635	25,785
Brokerage commissions	7,456	2,259	20,896	3,681
Other expenses	45,388	52,155	149,787	63,500

Total expenses	132,228	74,035	383,318	92,966

Expense waiver (Note 3)	(28,525)	(48,064)	(104,431)	(58,502)

Net expenses	103,703	25,971	278,887	34,464

Net income (loss)	$(2,191,982)	$863,528	$2,678,596	$1,058,503

Net income (loss) per limited partnership unit	$(5.82)	$4.32	$6.17	$5.29

Net income (loss) per weighted average limited partnership unit	$(3.92)	$4.32	$5.36	$5.29

Weighted average limited partnership units outstanding	558,696	200,000	499,634	200,000

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2011

	General Partners	General Partners	General Partners
	General Partner	Limited Partners	Total
Balances, at December 31, 2010	$—	$12,615,031	$12,615,031
Addition of 1,300,000 partnership units	—	96,578,235	96,578,235
Redemption of 1,400,000 partnership units	—	(104,946,540)	(104,946,540)
Net income	—	2,678,596	2,678,596

Balances, at September 30, 2011	$—	$6,925,322	$6,925,322

Net Asset Value Per Unit:
At December 31, 2010	$63.08

At September 30, 2011	$69.25

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2011 and 2010

	Nine months ended September 30, 2011	Nine months ended September 30, 2010
Cash Flows from Operating Activities:
Net income	$2,678,596	$1,058,503
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in commodity futures trading account - cash	(964,094)	(1,413,440)
Unrealized (gain) loss on futures contracts	937,210	(496,720)
(Increase) decrease in receivable from General Partner	9,284	(58,502)
(Increase) decrease in dividend receivable and other assets	(1,228)	(460)
Increase in General Partner management fees payable	15,147	6,475
Increase in brokerage commissions payable	470	440
Increase in other liabilities	24,422	63,454

Net cash provided by (used in) operating activities	2,699,807	(840,250)

Cash Flows from Financing Activities:
Addition of partnership units	96,578,235	10,000,000
Redemption of partnership units	(77,002,991)	(1,000)

Net cash provided by financing activities	19,575,244	9,999,000

Net Increase in Cash and Cash Equivalents	22,275,051	9,158,750

Cash and Cash Equivalents, beginning of period	9,140,476	1,000

Cash and Cash Equivalents, end of period	$31,415,527	$9,159,750

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2011 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of May 4, 2010 (the “LP Agreement”). The investment objective of USBO is for the daily changes in percentage terms of its units’ net asset value (“ NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract on Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USBO’s expenses. It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. United States Commodity Funds LLC (“USCF”) believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USBO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of September 30, 2011, USBO held 68 Futures Contracts for Brent crude oil traded on the ICE Futures.

USBO commenced investment operations on June 1, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of USBO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI listed its units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010. CPER will be listing its units on the NYSE Arca on November 15, 2011. USAG and USMI are not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. USCF has also filed registration statements to register units of the United States Sugar Fund, the United States Natural Gas Double Inverse Fund, the United States Gasoil Fund and the United States Asian Commodities Basket Fund, each a series of the United States Commodity Funds Trust I.

USBO issues units to certain authorized purchasers (“Authorized Purchasers”) by offering baskets consisting of 100,000 units (“Creation Baskets”) through ALPS Distributors, Inc., as the marketing agent (the “Marketing Agent”). The purchase price for a Creation Basket is based upon the NAV of a unit calculated shortly after the close of the core trading session on the NYSE Arca on the day the order to create the basket is properly received.

From July 1, 2011 to December 31, 2011, Authorized Purchasers pay USBO a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 100,000 units; prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the NAV of USBO but rather at market prices quoted on such exchange.

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO”. USBO established its initial NAV by setting the price at $50.00 per unit and issued 200,000 units in exchange for $10,000,000. USBO commenced investment operations on June 1, 2010, by purchasing Futures Contracts traded on the ICE Futures based on Brent crude oil. As of September 30, 2011, USBO had registered a total of 50,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under accounting principles generally accepted in the United States of America (“GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

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

In accordance with GAAP, USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USBO is not subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets. However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analyses of and changes to tax laws, regulations and interpretations thereof. USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the nine months ended September 30, 2011.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 100,000 units at a price equal to the NAV of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

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

Calculation of Net Asset Value

USBO’s NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units issued and outstanding. USBO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) per Unit

Net income (loss) per unit is the difference between the NAV per unit at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2011.

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

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2011 and 2010, USBO did not incur any registration fees or other offering expenses.

Directors’ Fees and Expenses

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance for all affiliated funds for which USCF serves as general partner or sponsor (all affiliated funds including USCI, USAG, CPER and USMI) and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

Investor Tax Reporting Cost

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs are estimated to be $75,000 for the year ending December 31, 2011.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USBO and each of the affiliated funds managed by USCF, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of: (a) 0.06% for the first $500 million of USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USCI’s, USAG’s, USMI’s and CPER’s combined net assets, (b) 0.0465% for USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USCI’s, USAG’s, USMI’s and CPER’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USCI’s, USAG’s, USMI’s and CPER’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

Through September 30, 2011, all of the futures contracts held by USBO were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions; a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USBO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USBO’s cash in money market funds that seek to maintain a stable NAV. USBO is exposed to any risk of loss associated with an investment in such money market funds. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2011 and December 31, 2010, USBO held cash deposits and investments in money market funds in the amounts of $35,548,839 and $12,309,694, respectively. This amount is subject to loss should USBO’s custodian cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2011 and 2010 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2011 (Unaudited)	For the nine months ended September 30, 2010 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$63.08	$50.00
Total income	6.73	5.46
Total expenses	(0.56)	(0.17)

Net increase in net asset value	6.17	5.29

Net asset value, end of period	$69.25	$55.29

Total Return	9.78%	10.58%

Ratios to Average Net Assets
Total income	7.80%	10.54%

Management fees*	0.75%	0.75%

Total expenses excluding management fees*	0.60%	1.95%

Expenses waived*	(0.37)%	(1.70)%

Net expenses excluding management fees*	0.23%	0.25%

Net income	7.07%	10.21%

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

The following table summarizes the valuation of USBO’s securities at December 31, 2010 using the fair value hierarchy:

	$16,005,757	$16,005,757	$16,005,757	$16,005,757
At December 31, 2010	Total	Level I	Level II	Level III
Short-Term Investments	$8,002,935	$8,002,935	$—	$—
Exchange-Traded Futures Contracts Foreign Contracts	322,660	322,660	—	—

During the year ended December 31, 2010, there were no significant transfers between Level I and Level II.

The following table summarizes the valuation of USBO’s securities at September 30, 2011 using the fair value hierarchy:

At September 30, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$16,005,757	$16,005,757	$—	$—
Exchange-Traded Futures Contracts Foreign Contracts	(614,550)	(614,550)	—	—

During the nine months ended September 30, 2011, there were no significant transfers between Level I and Level II.

USBO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statement of Financial Condition Location	Fair Value At September 30, 2011	Fair Value At December 31, 2010
Futures - Commodity Contracts	Assets	$(614,550)	$322,660

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2011		For the nine months ended September 30, 2010
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$3,874,520		$594,180

	Change in unrealized gain (loss) on open positions		$(937,210)		$496,720

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU No. 2011-04 clarifies existing requirements for measuring fair value and for disclosure about fair value measurements in converged guidance of the FASB and the International Accounting Standards Board. The amendments are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments early, but no earlier than for interim periods beginning after December 15, 2011. The implementation of ASU No. 2011-04 is not expected to have a material impact on USBO’s financial statements.

In January 2010, FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 clarifies existing disclosure and requires additional disclosures regarding fair value measurements. Effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years, entities will need to disclose information about purchases, sales, issuances and settlements of Level 3 securities on a gross basis, rather than as a net number as currently required. The implementation of ASU No. 2010-06 is not expected to have a material impact on USBO’s financial statements.

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

Introduction

USBO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of USBO is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USBO’s expenses. It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. The general partner of USBO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

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

USBO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Crude Oil-Related Investments such that daily changes in its NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the changes in the spot price of Brent crude oil. It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed crude oil Futures Contracts and Other Crude Oil-Related Investments.

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

All of the Dodd-Frank Act’s new provisions became effective on July 16, 2011. However, some new rules implementing, and in many cases, interpreting and clarifying, the Dodd-Frank Act’s new requirements have not been finalized. Therefore, USBO will necessarily operate in a period of regulatory uncertainty until all applicable new regulations have been finalized. Some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USBO are discussed below.

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

On October 18, 2011, the U.S. Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held across separate Funds or Trust Series.

The position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at the Futures Exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the Futures Exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

Non-spot-month position limits will go into effect by CFTC order after the CFTC has received one year of open interest data on physical commodity cleared and uncleared swaps under the swaps large trader reporting rule. The non-spot month limits will be adjusted biennially based on Referenced Contract open interest. Non-spot-month position limits (i.e., limits applied to positions in all contract months combined or in a single contract month) will be set using the 10/2.5 percent formula: 10 percent of the contract’s first 25,000 of open interest and 2.5 percent thereafter. These limits will be reset biennially based on two years open interest data.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USBO to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required before final rules are implemented, and therefore, it cannot be determined with certainty, what impact such rules will have on USBO.

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

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USBO and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC and the SEC have proposed joint rules defining “swaps” and “security-based swaps,” which would provide additional clarity regarding which transactions will be regulated as such under the Dodd-Frank Act and, more specifically, whether and how new CFTC and SEC rules will apply to USBO. Final rules with regard to the definition of “swaps” and “security-based-swaps” have not yet been proposed.

The CFTC has now issued proposed versions of all of the rules it is required to promulgate under the Dodd-Frank Act but continues to issue proposed versions of additional rules that it has authority to promulgate.

On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Second Amended and Restated Agreement of Limited Partnership of USBO (the “LP Agreement”) to manage USBO. USCF is authorized by USBO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or futures commission merchants.

Price Movements

Brent Crude Oil futures prices exhibited moderate daily swings along with an uneven upward trend during the nine months ended September 30, 2011. The price of the Benchmark Futures Contract started the period at $94.75 per barrel. The Benchmark Futures Contract reached its high for the period on April 8, 2011 at $126.12 per barrel and reached its low for the period on January 7, 2011 when the price dropped to $93.18 per barrel. The period ended with the Benchmark Futures Contract at $102.76 per barrel, up approximately 8.45% over the period. USBO’s NAV began the period at $63.08 per unit and ended the period at $69.25 per unit, an increase of approximately 9.78% over the period. USBO’s NAV reached its high for the period on April 8, 2011 at $83.91 per unit and reached its low for the period on January 7, 2011 at $62.07 per unit. The Benchmark Futures Contract prices listed above began with the February 2011 and March 2011 contracts and ended with the November 2011 and December 2011 contracts. The return of approximately 8.45% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark.”

During the nine months ended September 30, 2011, the level of contango in U.S. crude oil markets remained mildly steep, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories in the United States, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2010, crude oil inventories began to climb higher; however, beginning mid-2011 inventories outside the U.S. have drawn to their lowest levels in nine years. Although the market is tight, global markets are keeping prices low and the futures market in contango, when otherwise, due to inventory, it would be more in a backwardation environment. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2010 and the nine months ended September 30, 2011. The Brent crude oil futures market moved into a very mild backwardation through the end of September 2011. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units. As of September 30, 2011, USBO had issued 48,500,000 units, 100,000 of which were outstanding. As of September 30, 2011, there were 48,500,000 units registered but not yet issued.

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

For the Nine Months Ended September 30, 2011 Compared to the Period Ended September 30, 2010

Since USBO commenced operations on June 2, 2010, the comparison of USBO’s results of operations for the period from June 2, 2010 to September 30, 2010 and the nine months ended September 30, 2011 may not be meaningful.

As of September 30, 2011, the total unrealized loss on Futures Contracts owned or held on that day was $614,550, and USBO established cash deposits and investments in money market funds that were equal to $35,548,839. USBO held 88.37% of its cash assets in overnight deposits and money market funds at its custodian bank, while 11.63% of the cash balance was held as margin deposits for the Futures Contracts purchased. The ending per unit NAV on September 30, 2011 was $69.25.

By comparison, as of September 30, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $496,720, and USBO established cash deposits and investments in money market funds that were equal to $10,573,190. USBO held 86.63% of its cash assets in overnight deposits and money market funds at its custodian bank, while 13.37% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits and money market funds for September 30, 2011, as compared to September 30, 2010 was the result of USBO’s smaller size in the current period as measured by total net assets. The ending per unit NAV on September 30, 2010 was $55.29. The increase in the per unit NAV for September 30, 2011, as compared to September 30, 2010, was primarily due to the rise in the price of the Futures Contracts.

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

During the nine months ended September 30, 2011, the daily average total net assets of USBO were $37,905,574. The management fee incurred by USBO during the period amounted to $212,635. By comparison, during the period ended September 30, 2010, the daily average total net assets of USBO were $10,371,026. The management fee paid by USBO during the period amounted to $25,785.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the nine months ended September 30, 2011 was $170,683, as compared to $67,181 for the period ended September 30, 2010. The increase in expenses was primarily due to the fact that USBO was only operating for a portion of the period ended September 30, 2010 versus a full nine months of operations for the nine months ended September 30, 2011. For the nine months ended September 30, 2011 and the period ended September 30, 2010, USBO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the nine months ended September 30, 2011 and the period ended September 30, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO. The total amount of the expense waiver was $104,431 for the nine months ended September 30, 2011 and $58,502 for the period ended September 30, 2010. For the nine months ended September 30, 2011 and the period ended September 30, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $383,318 and $92,966, respectively, and after allowance for the expense waiver, totaled $278,887 and $34,464, respectively.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those funds organized as a series of a Delaware statutory trust. Affiliated funds of USBO include the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Heating Oil Fund, LP (“USHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Commodity Index Fund (“USCI”), the United States Agriculture Index Fund (“USAG”), the United States Copper Index Fund (“CPER”) and the United States Metals Index Fund (“USMI”). USBO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, USMI and CPER, and USBO’s portion of such fees and expenses was $421. Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, USMI and CPER.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2011, total commissions paid to brokers amounted to $20,896. By comparison, during the period ended September 30, 2010, total commissions paid to brokers amounted to $3,681. The increase in total commissions paid to brokers for the nine months ended September 30, 2011, as compared to the period ended September 30, 2010, was primarily due to the fact that USBO was only operating for a portion of the period ended September 30, 2010 versus a full nine months of operations for the nine months ended September 30, 2011. As an annualized percentage of total net assets, the figure for the nine months ended September 30, 2011 represents approximately 0.07% of total net assets. By comparison, the figure for the period ended September 30, 2010 represented approximately 0.11% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs are estimated to be $75,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2011, USBO earned $4,673 in dividend and interest income on such cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USBO did not purchase Treasuries during the nine months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the period ended September 30, 2010, USBO earned $2,067 in dividend and interest income on such cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. USBO did not purchase Treasuries during the period ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly lower during the nine months ended September 30, 2011 compared to the period ended September 30, 2010. As a result, the amount of income earned by USBO as a percentage of total net assets was lower during the nine months ended September 30, 2011 compared to the period ended September 30, 2010.

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Portfolio Expenses. During the three months ended September 30, 2011, the daily average total net assets of USBO were $41,992,746. The management fee incurred by USBO during the period amounted to $79,384. By comparison, during the three months ended September 30, 2010, the daily average total net assets of USBO were $10,379,353. The management fee incurred by USBO during the period amounted to $19,621.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including certain tax reporting costs, ongoing registration or other fees paid to the SEC and FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The total of these fees and expenses for the three months ended September 30, 2011 was $52,844, as compared to $54,414 for the three months ended September 30, 2010. The decrease in expenses was primarily a result of the decrease in the estimated fees for tax, reporting, audit, licensing, directors, and other fees during the three months ended September 30, 2011. For the three months ended September 30, 2011 and 2010, USBO did not incur any ongoing registration fees or other expenses relating to the registration and offering of additional units. During the three months ended September 30, 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO. The total amount of the expense waiver was $28,525 for the three months ended September 30, 2011 and $48,064 for the three months ended September 30, 2010. For the three months ended September 30, 2011 and 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $132,228 and $74,035 respectively, and after allowance for the expense waiver, totaled $103,703 and $25,971, respectively.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of all affiliated funds for which USCF serves as general partner and sponsor and the fees and expenses of the independent directors who also serve as audit committee members of those affiliated USCF funds organized as limited partnerships and, as of July 8, 2011, those affiliated funds organized as a series of a Delaware statutory trust. Affiliated funds of USBO include USOF, USNG, US12OF, UGA, USHO, USSO, US12NG, USCI, USAG, CPER and USMI. USBO shares the fees and expenses with each affiliated fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2011 are estimated to be a total of $540,000 for all affiliated funds. By comparison, for the year ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for all affiliated funds, except USCI, USAG, USMI and CPER, and USBO’s portion of such fees and expenses was $421. Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF and the affiliated funds, except USCI, USAG, CPER and USMI.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended September 30, 2011, total commissions paid to brokers amounted to $7,456. By comparison, during the three months ended September 30, 2010, total commissions paid to brokers amounted to $2,259. The increase in total commissions paid to brokers for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily a function of increased brokerage fees due to a higher number of future contracts being held and traded as a result of the relative increase in USBO’s total net assets. The increase in assets required USBO to purchase a greater number of Future Contracts and incur a higher amount of commissions. As an annualized percentage of total net assets, the figure for the three months ended September 30, 2011 represents approximately 0.07% of total net assets. By comparison, the figure for the three months ended September 30, 2010 represented approximately 0.09% of total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs are estimated to be $75,000 for the year ending December 31, 2011. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the futures commission merchant as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2011, USBO earned $1,681 in dividend and interest income on such cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USBO did not purchase Treasuries during the three months ended September 30, 2011 and held only cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2010, USBO earned $1,699 in dividend and interest income on such cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.06%. USBO did not purchase Treasuries during the three months ended September 30, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2011 compared to the three months ended September 30, 2010. As a result, the amount of income earned by USBO as a percentage of total net assets was lower during the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

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

For the 30 valuation days ended September 30, 2011, the simple average daily change in the Benchmark Futures Contract was (0.093)%, while the simple average daily change in the NAV of USBO over the same time period was (0.096)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was (0.5748)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USBO’s NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2011. The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to September 30, 2011, the simple average daily change in the Benchmark Futures Contract was 0.116%, while the simple average daily change in the NAV of USBO over the same time period was 0.112%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the NAV was 1.08%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2011, the actual total return of USBO as measured by changes in its NAV was 9.78%. This is based on an initial NAV of $63.08 on December 31, 2010 and an ending NAV as of September 30, 2011 of $69.25. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated NAV of $69.70 as of September 30, 2011, for a total return over the relevant time period of 10.49%. The difference between the actual NAV total return of USBO of 9.78% and the expected total return based on the Benchmark Futures Contract of 10.49% was an error over the time period of (0.71)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2011, USBO received dividend and interest income of $4,673, which is equivalent to a weighted average income rate of 0.02% for such period. During the nine months ended September 30, 2011, USBO collected $15,500 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual total return. During the nine months ended September 30, 2011, USBO incurred net expenses of $278,887. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(258,714), which is equivalent to an annualized weighted average net income rate of (0.91)% for the nine months ended September 30, 2011.

By comparison, for the period ended September 30, 2010, the actual total return of USBO as measured by changes in its NAV was 10.58%. This was based on an initial NAV of $50.00 on June 1, 2010 and an ending NAV as of September 30, 2010 of $55.29. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated NAV of $55.45 as of September 30, 2010, for a total return over the relevant time period of 10.90%. The difference between the actual NAV total return of USBO of 10.58% and the expected total return based on the Benchmark Futures Contract of 10.90% was an error over the time period of -0.32%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO paid, offset in part by the income that USBO collected on its cash and cash equivalent holdings. During the period ended September 30, 2010, USBO received dividend and interest income of $2,067, which is equivalent to a weighted average income rate of 0.06% for such period. In addition, during the period ended September 30, 2010, USBO collected $0 from its Authorized Purchasers for creating or redeeming baskets of units. During the period ended September 30, 2010, USBO incurred net expenses of $34,464. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(32,397), which is equivalent to an annualized weighted average net income rate of (0.94%) for the period ended September 30, 2010.

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade. In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2011, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash and cash equivalents. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2011. Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV. When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), USBO will realize a net yield that will tend to cause daily changes in the NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2011, USBO earned, on an annualized basis, approximately 0.02% on its cash holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts and 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.96)% and affected USBO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2011, USBO did not hold any Other Crude Oil-Related Investments. If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

If the futures market is in backwardation, e.g., when the expected price of crude oil in the future would be less, the investor would be buying a next month contract for a lower price than the current near month contract. Using the $50 per barrel price above to represent the front month price, the price of the next month contract could be $49 per barrel, that is, 2% cheaper than the front month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $49 next month contract would rise as it approaches expiration and becomes the new near month contract with a price of $50. In this example, the value of an investment in the second month contract would tend to rise faster than the spot price of crude oil, or fall slower. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen 10% after some period of time, while the value of the investment in the second month futures contract would have risen 12%, assuming backwardation is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen 10% while the value of an investment in the futures contract could have fallen only 8%. Over time, if backwardation remained constant, the difference would continue to increase.

If the futures market is in contango, the investor would be buying a next month contract for a higher price than the current near month contract. Using again the $50 per barrel price above to represent the front month price, the price of the next month contract could be $51 per barrel, that is, 2% more expensive than the front month contract. Hypothetically, and assuming no other changes to either prevailing crude oil prices or the price relationship between the spot price, the near month contract and the next month contract (and ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the next month contract would fall as it approaches expiration and becomes the new near month contract with a price of $50. In this example, it would mean that the value of an investment in the second month would tend to rise slower than the spot price of crude oil, or fall faster. As a result, it would be possible in this hypothetical example for the spot price of crude oil to have risen 10% after some period of time, while the value of the investment in the second month futures contract will have risen only 8%, assuming contango is large enough or enough time has elapsed. Similarly, the spot price of crude oil could have fallen 10% while the value of an investment in the second month futures contract could have fallen 12%. Over time, if contango remained constant, the difference would continue to increase.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and the nine months ended September 30, 2011. The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

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

Brent Crude Oil Market. During the nine months ended September 30, 2011, Brent crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the third quarter of 2011. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of September 30, 2011. Brent crude oil prices finished the third quarter of 2011 approximately 8.45% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes, however, that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between September 30, 2001 and September 30, 2011, the chart below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, U.S. government bonds or global equities. However, movements in Brent crude oil had a strong positive correlation to movements in unleaded gasoline and crude oil. Brent crude oil was also positively, yet mildly correlated with heating oil.

Correlation Matrix September 30, 2001-2011	Large Cap U.S. Equities (S&P 500)	U.S.Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.342)	0.968	0.223	0.181	0.190	0.237
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.311)	(0.179)	(0.254)	(0.126)	(0.200)
Global Equities (FTSE World Index)			1.000	0.319	0.240	0.273	0.330
Crude Oil (WTI)				1.000	0.760	0.844	0.963
Unleaded Gasoline					1.000	0.723	0.784
Heating Oil						1.000	0.369
Brent Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended September 30, 2011, Brent crude oil had a positive correlation with West Texas Intermediate Crude Oil as well as unleaded gasoline. Brent crude oil continued to have a positive, yet mild, correlation with heating oil. The correlation between Brent crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended September 30, 2011, displayed results that indicated that they had a strong positive correlation over this shorter time period. Finally, the results showed that Brent crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended September 30, 2011, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended September 30, 2011	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	-0.734	-0.986	0.768	0.691	0.702	0.793
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	-0.677	-0.599	-0.505	-0.477	-0.523
Global Equities (FTSE World Index)			1.000	0.762	0.690	0.704	0.795
Crude Oil				1.000	0.965	0.871	0.900
Unleaded Gasoline					1.000	0.854	0.894
Heating Oil						1.000	0.425
Brent Oil							1.000

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

USBO currently generates cash primarily from: (i) the sale of baskets consisting of 100,000 units (“Creation Baskets”) and (ii) income earned on cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests. USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the net assets is held in USBO’s account at its custodian bank. Income received from USBO’s money market funds is paid to USBO. During the nine months ended September 30, 2011, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets. During the nine months ended September 30, 2011, USBO was forced to use other assets to pay cash expenses, which could cause a drop in USBO’s NAV over time. To the extent expenses exceed income USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2011, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

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

USBO’s exposure to market risk depends on a number of factors, including the markets for oil, the volatility of interest rates and foreign exchange rates, the liquidity of the Futures Contracts and Other Crude Oil-Related Investments markets and the relationships among the contracts held by USBO. Drastic market occurrences could ultimately lead to the loss of all or substantially all of an investor’s capital.

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

USCF attempts to manage the credit risk of USBO by following various trading limitations and policies. In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure. UBS Securities LLC, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s futures commission merchant in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading. These futures commission merchants are not allowed to commingle USBO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2011, the only foreign exchange on which USBO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2011, USBO held cash deposits and investments in money market funds in the amount of $35,548,839. This amount is subject to loss should USBO’s custodian cease operations.

Off Balance Sheet Financing

As of September 30, 2011, USBO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of USBO. While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

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

USCF agreed to pay the start-up costs associated with the formation of USBO, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of USBO and its units with the SEC, FINRA and the NYSE Arca (formerly, AMEX), respectively. However, since USBO’s initial offering of units, offering costs incurred in connection with registering and listing additional units of USBO have been directly borne on an ongoing basis by USBO, and not by USCF.

USCF pays the fees of USBO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USBO’s condensed financial statements and its SEC and CFTC reports. USBO pays the fees and expenses associated with its tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain costs for tax reporting and audit expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2011. USCF has no obligation to continue such payments into subsequent periods.

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

As of September 30, 2011, USBO’s portfolio consisted of 68 Brent Crude Oil Futures CO contracts traded on the ICE Futures. For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

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

Some crude oil-based derivatives transactions contain fairly generic terms and conditions and are available from a wide range of participants. Other crude oil-based derivatives have highly customized terms and conditions and are not as widely available. Many of these OTC Contracts are cash-settled forwards for the future delivery of crude oil- or petroleum-based fuels that have terms similar to the Futures Contracts. Others take the form of “swaps” in which the two parties exchange cash flows based on pre-determined formulas tied to the spot price of crude oil, forward crude oil price or crude oil futures price. In these swaps, a party pays a fixed price per unit and the other pays a variable price based on the average price of future contracts for a specified period or the price on a specific date, with payments typically made between the parties on a net basis. For example, USBO may enter into OTC Contracts whose value will be tied to changes in the difference between the spot price of Brent crude oil, the price of Futures Contracts traded on the NYMEX or the ICE Futures and the prices of other Futures Contracts in which USBO may invest.

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

The Dodd-Frank Act requires the CFTC and SEC to establish both “initial and variation margin requirements” on all swaps that are not cleared by a registered clearing organization (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed rules addressing margin requirements and the statutory right of certain market participants, but has not implemented any rules on these issues. On April 12, 2011, the Prudential Regulators and the CFTC issued proposed rules establishing minimum initial and variation margin collection requirements for Covered Swap Entities, which if adopted, would require Covered Swap Entities to collect minimum initial and variation margin amounts from swap counterparties. The public comment period for these rules was extended on June 23, 2011. The Prudential Regulators’ proposed rules would apply to those Covered Swap Entities that are regulated by the Prudential Regulators and the CFTC’s proposed rules would apply to Covered Swap Entities that are not regulated by the Prudential Regulators.

The amount of initial and variation margin that Covered Swap Entities would be required to collect under the proposed rules varies based on whether a Covered Swap Entity’s counterparty to a particular swap is (1) also a Covered Swap Entity, (2) a “high-risk” financial entity end-user, (3) a “low-risk” financial entity end-user (e.g., financial entities subject to capital requirements imposed by bank or insurance regulators, that predominantly use swaps to hedge and that do not have significant swap exposure) or (4) a non-financial end-user. With certain exceptions not applicable to USBO and the affiliated funds managed by USCF, Covered Swap Entities would not be required to post initial or variation margin to any of their counterparties except for other Covered Swap Entities.

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

The CFTC voted to propose rules for capital requirements for Covered Swap Entities that are not regulated by a Prudential Regulator. Covered Swap Entities that are regulated by a Prudential Regulator will be subject to the capital requirements already imposed by such Prudential Regulator. In general, higher levels of capital would be imposed on Covered Swap Entities that do not collect margin from their counterparties (or that collect margin subject to thresholds) in connection with their swaps, and could increase the costs of such swaps. On July 14, 2011, the CFTC issued an order providing temporary relief from certain swaps-related provisions of Title VII that would have automatically taken effect on July 16, 2011. The final order granted temporary exemptive relief that, by its terms, expires upon the earlier of the effective date of the required final rulemaking or December 31, 2011. On October 18, 2011, the CFTC issued an order, which modifies the July 14, 2011 order by extending the temporary exemptive relief to the earlier of the effective date of the required final rulemaking or July 16, 2012.

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

During the nine months ended September 30, 2011, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USBO was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USBO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed on March 30, 2011, and USBO’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed on August 15, 2011.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

10.1(1)	Third Amendment to License Agreement between the United States Commodity Funds LLC and New York Mercantile Exchange, Inc.
31.1(2)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(3)	XBRL Instance Document
101.SCH(3)	XBRL Taxonomy Extension Schema
101.CAL(3)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(3)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(3)	XBRL Taxonomy Extension Label Linkbase
101.PRE(3)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on October 24, 2011.
(2)	Filed herewith.
(3)

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

Date: November 14, 2011

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2011