Form 10-Q
period 2012-03-31
United States Brent Oil Fund, LP
filed 2012-05-15
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2012 (Unaudited) and December 31, 2011

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents (Note 5)	$50,632,273	$29,961,706
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	9,652,813	8,300,817
Unrealized gain (loss) on open commodity futures contracts	237,630	(916,570)
Receivable for General Partner (Note 3)	8,066	104,431
Dividend receivable	600	340
Interest receivable	23	11
Other assets	4,936	278

Total assets	$60,536,341	$37,451,013

Liabilities and Partners’ Capital
Payable for units redeemed	$4,360,577	$—
General Partner management fees payable (Note 3)	45,792	33,910
Professional fees payable	29,056	146,522
Brokerage commissions payable	1,211	916
Other liabilities	1,473	1,277

Total liabilities	4,438,109	182,625

Commitments and Contingencies (Notes 3, 4, and 5)

Partners’ Capital
General Partner	—	—
Limited Partners	56,098,232	37,268,388

Total Partners’ Capital	56,098,232	37,268,388

Total liabilities and partners’ capital	$60,536,341	$37,451,013

Limited Partners’ units outstanding	650,000	500,000

Net asset value per unit	$86.30	$74.54

Market value per unit	$86.30	$74.64

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2012

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners’ Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO May 2012 contracts, expiring April 2012	342	$237,630	0.42
ICE Brent Crude Oil Futures CO June 2012 contracts, expiring May 2012	115	—	0.00

Total Open Futures Contracts	457	$237,630	0.42

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.03%, 6/21/2012	$2,340,000	$2,339,842	4.17

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	5,502,333	5,502,333	9.81
Goldman Sachs Financial Square Funds - Government Fund - Class SL	10,000,289	10,000,289	17.83
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	21,504,718	21,504,718	38.33

Total Money Market Funds		37,007,340	65.97

Total Cash Equivalents		$39,347,182	70.14

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Income
Gain on trading of commodity futures contracts:
Realized gain on closed positions	$6,361,470	$3,914,980
Change in unrealized gain on open positions	1,154,200	1,164,000
Dividend income	1,263	1,092
Interest income	2,249	434
Other income	4,550	7,000

Total income	7,523,732	5,087,506

Expenses
General Partners management fees (Note 3)	105,515	45,461
Professional fees	29,056	52,688
Brokerage commissions	9,947	6,352
Other expenses	2,144	525

Total expenses	146,662	105,026

Expense waiver (Note 3)	(8,066)	(43,596)

Net expenses	138,596	61,430

Net income	$7,385,136	$5,026,076

Net income per limited partnership unit	$11.76	$14.82

Net income per weighted average limited partnership unit	$10.86	$14.93

Weighted average limited partnership units outstanding	680,220	336,667

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2012

	General Partner	Limited Partners	Total
Balances, at December 31, 2011	$—	$37,268,388	$37,268,388
Addition of 600,000 partnership units	—	49,776,251	49,776,251
Redemption of 450,000 partnership units	—	(38,331,543)	(38,331,543)
Net income	—	7,385,136	7,385,136

Balances, at March 31, 2012	$—	$56,098,232	$56,098,232

Net Asset Value Per Unit:
At December 31, 2011	$74.54

At March 31, 2012	$86.30

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2012 and 2011

	Three months ended March 31, 2012	Three months ended March 31, 2011
Cash Flows from Operating Activities:
Net income	$7,385,136	$5,026,076
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in commodity futures trading account - cash and cash equivalents	(1,351,996)	(1,459,978)
Unrealized gain on futures contracts	(1,154,200)	(1,164,000)
Decrease in receivable from General Partner	96,365	70,119
Increase in dividend receivable	(260)	(394)
Increase in interest receivable	(12)	–
Increase in other assets	(4,658)	(1,510)
Increase in General Partner management fees payable	11,882	22,864
Decrease in professional fees payable	(117,466)	(70,216)
Increase in brokerage commissions payable	295	1,350
Increase in other liabilities	196	201

Net cash provided by operating activities	4,865,282	2,424,512

Cash Flows from Financing Activities:
Addition of partnership units	49,776,251	59,009,256
Redemption of partnership units	(33,970,966)	(6,535,913)

Net cash provided by financing activities	15,805,285	52,473,343

Net Increase in Cash and Cash Equivalents	20,670,567	54,897,855

Cash and Cash Equivalents, beginning of period	29,961,706	9,140,476

Cash and Cash Equivalents, end of period	$50,632,273	$64,038,331

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2012 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Second Amended and Restated Agreement of Limited Partnership dated as of May 4, 2010 (the “LP Agreement”). The investment objective of USBO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USBO’s expenses. It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of USBO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USBO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USBO accomplishes its objective through investments in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2012, USBO held 457 Futures Contracts for Brent crude oil traded on the ICE Futures.

USBO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of USBO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Heating Oil Fund, LP (“USHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. USMI is not listed on the NYSE Arca as of the filing of this quarterly report on Form 10-Q. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“USABF”), each a series of the United States Commodity Funds Trust I.

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

From July 1, 2011 through March 31, 2012, (and continuing at least through December 31, 2012), the applicable transaction fee paid by Authorized Purchasers is $350 to USBO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USBO but rather at market prices quoted on such exchange.

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.” USBO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USBO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures based on Brent crude oil. As of March 31, 2012, USBO had registered a total of 50,000,000 units.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles (“GAAP”) in the United States of America. The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. USBO earns interest on its assets denominated in U.S. dollars on deposit with the futures commission merchant at the 90-day Treasury bill rate. In addition, USBO earns income on funds held at the custodian or futures commission merchant at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USBO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USBO is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets. However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the three months ended March 31, 2012.

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

USBO receives or pays the proceeds from units sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in USBO’s condensed statements of financial condition as receivable for units sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for units redeemed.

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of USBO in proportion to the number of units each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Unit Net Asset Value

USBO’s per unit NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing the amount by the total number of units outstanding. USBO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at March 31, 2012.

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

Reclassification

Certain amounts in the accompanying condensed financial statements were reclassified to conform to the current presentation.

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

NOTE 3 – FEES PAID BY THE FUND AND RELATED PARTY TRANSACTIONS

USCF Management Fee

Under the LP Agreement, USCF is responsible for investing the assets of USBO in accordance with the objectives and policies of USBO. In addition, USCF has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to USBO. For these services, USBO is contractually obligated to pay USCF a fee, which is paid monthly, equal to 0.75% per annum of average daily total net assets.

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2012 and 2011, USBO did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance for USBO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USBO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USBO and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs are estimated to be $115,000 for the year ending December 31, 2012.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USBO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets, (b) 0.0465% for USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USHO’s, USSO’s, US12NG’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

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

All of the futures contracts held by USBO were exchange-traded through March 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, USBO bears the risk of financial failure by the clearing broker.

USBO’s cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of USBO’s assets posted with that futures commission merchant; however, the majority of USBO’s assets are held in cash and/or cash equivalents with USBO’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of USBO’s custodian however, could result in a substantial loss of USBO’s assets.

USCF invests a portion of USBO’s cash in money market funds that seek to maintain a stable per unit NAV. USBO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2012 and December 31, 2011, USBO held investments in money market funds in the amounts of $37,007,340 and $17,006,337, respectively. USBO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2012 and December 31, 2011, USBO held cash deposits and investments in Treasuries in the amounts of $23,277,246 and $21,256,186, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USBO’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by USBO are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2012 and 2011 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2012 (Unaudited)	For the three months ended March 31, 2011 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$74.54	$63.08
Total income	11.96	15.00
Total expenses	(0.20)	(0.18)

Net increase in net asset value	11.76	14.82

Net asset value, end of period	$86.30	$77.90

Total Return	15.78%	23.49%

Ratios to Average Net Assets
Total income	13.30%	20.70%

Management fees*	0.75%	0.75%

Total expenses excluding management fees*	0.29%	0.98%

Expenses waived*	(0.06)%	(0.72)%

Net expenses excluding management fees*	0.23%	0.26%

Net income	13.05%	20.45%

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

The following table summarizes the valuation of USBO’s securities at March 31, 2012 using the fair value hierarchy:

	$19,346,002	$19,346,002	$19,346,002	$19,346,002
At March 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$39,347,182	$39,347,182	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	237,630	237,630	—	—

During the three months ended March 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USBO’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III
Short-Term Investments	$19,346,002	$19,346,002	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(916,570)	(916,570)	—	—

During the year ended December 31, 2011, there were no transfers between Level I and Level II.

USBO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2012	Fair Value At December 31, 2011
Futures - Commodity Contracts	Assets	$237,630	$(916,570)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2012		For the three months ended March 31, 2011
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$6,361,470		$3,914,980
	Change in unrealized gain on open positions		$1,154,200		$1,164,000

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 – SUBSEQUENT EVENTS

USBO has performed an evaluation of subsequent events through the date the financial statements were issued. The subsequent events were as follows:

USAG listed its units on the NYSE Arca under the ticker symbol “USAG” on April 13, 2012. USAG established its initial offering per unit NAV by setting the price at $25.00. In accordance with applicable requirements of Regulation M under the Securities Exchange Act of 1934, no Creation Baskets were offered to Authorized Purchasers nor were the units listed on the NYSE Arca until five business days had elapsed from the date of USCF’s purchase of the initial Creation Basket on April 4, 2012. The fee that would have otherwise been charged in connection with an order to create or redeem was waived in connection with the initial Creation Basket. USCF has agreed not to resell the units comprising such basket until immediately following such redemption at least 100,000 units of USAG remain outstanding in order to satisfy NYSE Arca listing requirements.

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

Introduction

USBO, a Delaware limited partnership, is a commodity pool that issues units that may be purchased and sold on the NYSE Arca, Inc (the “NYSE Arca”). The investment objective of USBO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (“ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USBO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract. It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of USBO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of USBO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

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

USBO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Crude Oil-Related Investments such that daily changes in its per unit NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of Brent crude oil. It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of USBO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Crude Oil-Related Investments.

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

On October 18, 2011, the Commodity Futures Trading Commission (the “CFTC”) adopted regulations implementing position limits and limit formulas for 28 core physical commodity futures contracts, including the Futures Contracts and options on Futures Contracts executed pursuant to the rules of designated contract markets (i.e., certain regulated exchanges) and commodity swaps that are economically equivalent to such futures and options contracts (collectively, “Referenced Contracts”). The new regulations require, among other things, aggregation of position limits that would apply across different trading venues to contracts based on the same underlying commodity. However, the regulations do not appear to require aggregation of Referenced Contracts held by separate Related Public Funds (as defined below).

Although the regulations became effective on January 17, 2012, the position limit rules will be implemented in two phases: spot-month position limits and non-spot-month position limits. Spot-month limits will be effective sixty days after the term “swap” is defined under the Dodd-Frank Act (see below). The limits adopted will be based on the spot-month position limit levels currently in place at applicable futures exchanges (or designated contract market or “DCM”). Thereafter, the spot-month limits will be adjusted annually for energy contracts. These subsequent limits will be based on the CFTC’s determination of deliverable supply in consultation with the futures exchanges. Spot-month position limit levels will be set generally at 25% of estimated deliverable supply, and limits will be applied separately for physical-delivery and cash-settled contracts in the same commodity.

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

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of USBO to achieve its investment objective. However, as of the filing of this quarterly report on Form 10-Q, additional studies are required to be conducted before all requirements of the final rules are implemented, and therefore, it cannot be determined with certainty what impact such regulations will have on USBO.

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USBO is authorized to engage in that may ultimately impact the ability of USBO to meet its investment objective. On April 27, 2011, the CFTC and the SEC proposed joint rules defining the term “swap” and thus providing more clarity regarding which transactions will be regulated as such under the Dodd-Frank Act. However, the CFTC and SEC have not implemented final regulations on this issue and it is therefore still uncertain which types of transactions will be ultimately regulated as “swaps.” The proposed rule defining “swap” and “security-based swap” has not been finalized as of the filing of this quarterly report on Form 10-Q.

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

On February 7, 2012, the CFTC published a rule requiring each futures commission merchant (“FCM”) and derivative clearing organization (“DCO”) to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule is scheduled to become effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USBO does not anticipate any impact to its operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the Commodity Exchange Act and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USBO) in the form of higher fees and expenses that related to trading swaps.

Finally, on February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

The effect of the future regulatory change on USBO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) with the CFTC, is authorized by the Second Amended and Restated Agreement of Limited Partnership of USBO (the “LP Agreement”) to manage USBO. USCF is authorized by USBO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with an uneven upward trend during the three months ended March 31, 2012. The price of the Benchmark Futures Contract started the period at $107.38 per barrel. The Benchmark Futures Contract reached its high for the period on March 1, 2012, at $126.20 per barrel and reached its low for the period on January 25, 2012 when the price dropped to $109.81 per barrel. The period ended with the Benchmark Futures Contract at $122.88 per barrel, up approximately 14.43% over the period. USBO’s per unit NAV began the period at $74.54 and ended the period at $86.30 on March 31, 2012, an increase of approximately 15.78% over the period. USBO’s per unit NAV reached its high for the period on March 16, 2012 at $88.40 and reached its low for the period on January 25, 2012 at $76.45. The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the May 2012 to June 2012 contracts. The return of approximately 14.43% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark.”

During the three months ended March 31, 2012, the level of contango in U.S. crude oil markets remained mild, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories in the United States, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010. During the year ended December 31, 2010, crude oil inventories began to climb higher; however, beginning mid-2011 inventories outside the U.S. have drawn to their lowest levels in nine years. Although the market is tight, global markets are keeping prices low and the futures market in contango, when otherwise, due to inventory, it would be more in a backwardation environment. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2011. The Brent crude oil futures market moved into a very mild backwardation through the end of December 2011. During the three months ended March 31, 2012, the Brent crude oil market remained in backwardation. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units. As of March 31, 2012, USBO had issued 3,600,000 units, 650,000 of which were outstanding. As of March 31, 2012, there were 46,400,000 units registered but not yet issued.

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

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

As of March 31, 2012, the total unrealized gain on Futures Contracts owned or held on that day was $237,630 and USBO established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $60,285,086. USBO held 83.99% of its cash assets in overnight deposits and money market funds at its custodian bank, while 16.01% of the cash balance was held as Treasuries and margin deposits for the Futures Contracts purchased. The ending per unit NAV on March 31, 2012 was $86.30.

By comparison, as of March 31, 2011, the total unrealized gain on Futures Contracts owned or held on that day was $1,486,660, and USBO established cash deposits and investments in money market funds that were equal to $68,667,527. USBO held 93.26% of its cash assets in overnight deposits and money market funds at its custodian bank, while 6.74% of the cash balance was held as margin deposits for the Futures Contracts purchased. The decrease in cash assets in overnight deposits, Treasuries and money market funds for March 31, 2012, as compared to March 31, 2011, was the result of USBO’s smaller size in the current period as measured by total net assets. The ending per unit NAV on March 31, 2011 was $77.90. The increase in the per unit NAV for March 31, 2012, as compared to March 31, 2011, was primarily due to the increase in the price of the Benchmark Futures Contract between the three months ended March 31, 2011 and the three months ended March 31, 2011.

Portfolio Expenses. USBO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that USBO pays to USCF is calculated as a percentage of the total net assets of USBO. USBO pays USCF a management fee of 0.75% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2012, the average daily total net assets of USBO were $56,583,833. The management fee incurred by USBO during the period amounted to $105,515. By comparison, during the three months ended March 31, 2011, the average daily total net assets of USBO were $24,582,440. The management fee paid by USBO during the period amounted to $45,461.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2012 was $41,147, as compared to $59,565 for the three months ended March 31, 2011. The decrease in gross total expenses excluding management fees for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, was primarily the result of USBO’s smaller size during the period ended March 31, 2012. For the three months ended March 31, 2012 and 2011, USBO did not incur any fees or other expenses relating to the registration or offering of additional units. During the three months ended March 31, 2012 and 2011, an expense waiver was in effect which offset certain of the expenses incurred by USBO. The total amount of the expense waiver was $8,066 for the three months ended March 31, 2012 and $43,596 for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $146,662 and $105,026, respectively, and after allowance for the expense waiver, totaled $138,596 and $61,430, respectively.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of USBO and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USBO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2012 are estimated to be a total of $540,000 for USBO and the Related Public Funds. By comparison, for the year ended December 31, 2011, these fees and expenses amounted to a total of $607,582 for USBO and the Related Public Funds. USBO’s portion of such fees and expenses was $4,953.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended March 31, 2012, total commissions accrued to brokers amounted to $9,947. By comparison, during the three months ended March 31, 2011, total commissions accrued to brokers amounted to $6,352. The increase in total commissions accrued to brokers for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily a function of increased brokerage fees due to an increase in creation and redemption activity for the three months ended March 31, 2012. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2011 represented approximately 0.10% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs are estimated to be $115,000 for the year ending December 31, 2012. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2012, USBO earned $3,512 in dividend and interest income on such cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.02%. USBO purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2011, USBO earned $1,526 in dividend and interest income on such cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of 0.03%. USBO did not purchase Treasuries during the three months ended March 31, 2011 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. As a result, the amount of income earned by USBO as a percentage of average daily total net assets was lower during the three months ended March 31, 2012, compared to the three months ended March 31, 2011.

Tracking USBO’s Benchmark

USCF seeks to manage USBO’s portfolio such that changes in its average daily per unit NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USBO’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). USBO’s portfolio management goals do not include trying to make the nominal price of USBO’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for Brent crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended March 31, 2012, the simple average daily change in the Benchmark Futures Contract was 0.109%, while the simple average daily change in the per unit NAV of USBO over the same time period was 0.106%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (1.428)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USBO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2012. The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to March 31, 2012, the simple average daily change in the Benchmark Futures Contract was 0.136%, while the simple average daily change in the per unit NAV of USBO over the same time period was 0.132%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.923)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2012, the actual total return of USBO as measured by changes in its per unit NAV was 15.78%. This is based on an initial per unit NAV of $74.54 on December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $86.30. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $86.51 as of March 31, 2012, for a total return over the relevant time period of 16.06%. The difference between the actual per unit NAV total return of USBO of 15.78% and the expected total return based on the Benchmark Futures Contract of 16.06% was an error over the time period of (0.28)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USBO earned dividend and interest income of $3,512, which is equivalent to a weighted average income rate of 0.02% for such period. In addition, during the three months ended March 31, 2012, USBO also collected $4,550 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual total return. During the three months ended March 31, 2012, USBO incurred net expenses of $138,596. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(130,534), which is equivalent to an annualized weighted average net income rate of (0.93)% for the three months ended March 31, 2012.

By comparison, for the three months ended March 31, 2011, the actual total return of USBO as measured by changes in its per unit NAV was 23.49%. This was based on an initial per unit NAV of $63.08 on December 31, 2010 and an ending per unit NAV as of March 31, 2011 of $77.90. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $78.061 as of March 31, 2011, for a total return over the relevant time period of 23.75%. The difference between the actual per unit NAV total return of USBO of 23.49% and the expected total return based on the Benchmark Futures Contract of 23.75% was an error over the time period of (0.26)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO paid, offset in part by the income that USBO collected on its cash and cash equivalent holdings. During the three months ended March 31, 2011, USBO earned dividend and interest income of $1,526, which was equivalent to a weighted average income rate of 0.03% for such period. In addition, during the three months ended March 31, 2011, USBO collected $7,000 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual total return. During the three months ended March 31, 2011, USBO incurred total net expenses of $61,430. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(52,904), which was equivalent to an annualized weighted average net income rate of (0.87)% for the three months ended March 31, 2011.

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade. In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per unit NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash, cash equivalents and Treasuries. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV. When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), USBO will realize a net yield that will tend to cause daily changes in the per unit NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USBO earned, on an annualized basis, approximately 0.02% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.16% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.96)% and affected USBO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2012, USBO did not hold any Other Crude Oil-Related Investments. If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12 month contracts over the last 10 years (2002-2011). When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12-month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

Near Month Price (CO1) vs Average Price of the Near 12 Months (12M Strip)
(10 years between 2002-2011)
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
12 Month Strip Price

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between 2002 and 2011.

Near Month Brent Crude Oil futures Contract Minus Next Month Brent Crude Oil Futures Contract
2002-2011
$3.00
$2.00
$1.00
$0.00
-$1.00
-$2.00
-$3.00
-$4.00
-$5.00
Backwardation
Contango
12/31/2001
4/30/2002
8/31/2002
12/31/2002
4/30/2003
8/31/2003
12/31/2003
4/30/2004
8/31/2004
12/31/2004
4/30/2005
8/31/2005
12/31/2005
4/30/2006
8/31/2006
12/31/2006
4/30/2007
8/31/2007
12/31/2007
4/30/2008
8/31/2008
12/31/2008
4/30/2009
8/31/2009
12/31/2009
4/30/2010
8/31/2010
12/31/2010
4/30/2011
8/31/2011

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and 2011. As of March 31, 2012, U.S. crude oil markets remained mildly in contango while the market for Brent crude oil was mildly in backwardation. The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

Periods of contango or backwardation do not materially impact USBO’s investment objective of having the daily percentage changes in its per unit NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USBO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Brent Crude Oil Market. During the three months ended March 31, 2012, Brent crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, continued to improve during the first quarter of 2012. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries to more closely match global consumption were partially successful. In the summer of 2011, production was also disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. On June 23, 2011, the United States and other industrial nations announced the release of 60 million barrels of crude oil from strategic stockpiles in an effort to reduce the price of fuel. This announcement briefly lowered the price of crude oil, but the release of oil from strategic stockpiles did not in and of itself have an impact on the price of crude oil as of March 31, 2012. Brent crude oil prices finished the first quarter of 2012 approximately 14.43% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels.

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

For the ten-year time period between March 31, 2002 and March 31, 2012, the chart below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities, global equities or U.S. government bonds. However, movements in Brent crude oil had a strong positive correlation to movements in unleaded gasoline and U.S. West Texas Intermediate (WTI) crude oil. Brent crude oil was also positively, yet mildly correlated with heating oil.

Correlation Matrix March 31, 2002-2012	Large Cap U.S. Equities (S&P 500)	U.S.Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.341)	0.967	0.271	0.194	0.225	0.272
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.314)	(0.197)	(0.250)	(0.140)	(0.210)
Global Equities (FTSE World Index)			1.000	0.355	0.249	0.303	0.359
Crude Oil (WTI)				1.000	0.736	0.834	0.954
Unleaded Gasoline					1.000	0.714	0.774
Heating Oil						1.000	0.410
Brent Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The chart below covers a more recent, but much shorter, range of dates than the above chart. Over the one-year period ended March 31, 2012, Brent crude oil had a positive correlation with WTI Crude Oil as well as unleaded gasoline. Brent crude oil continued to have a positive, yet mild, correlation with heating oil. The correlation between Brent crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended March 31, 2012, displayed results that indicated that they had a stronger positive correlation over this shorter time period. Finally, the results showed that Brent crude oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2012, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended March 31, 2012	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.676)	0.975	0.744	0.532	0.698	0.693
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.612)	(0.492)	(0.446)	(0.307)	(0.429)
Global Equities (FTSE World Index)			1.000	0.734	0.565	0.775	0.753
Crude Oil				1.000	0.534	0.835	0.840
Unleaded Gasoline					1.000	0.704	0.736
Heating Oil						1.000	0.486
Brent Oil							1.000

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

USBO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests. USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in USBO’s account at its custodian bank and in Treasuries at the FCM. Income received from USBO’s money market funds and Treasuries is paid to USBO. During the three months ended March 31, 2012, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2012, USBO was forced to use other assets to pay expenses, which could cause a drop in USBO’s NAV over time. To the extent expenses exceed income, USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2012, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USBO by following various trading limitations and policies. In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure. UBS Securities LLC, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle USBO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading. During the three months ended March 31, 2012, the only foreign exchange on which USBO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2012, USBO held cash deposits and investments in Treasuries and money market funds in the amount of $60,285,086 with the custodian and FCM. Some or all of this amount may be subject to loss should USBO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2012, USBO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of USBO. While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

European Sovereign Debt

USBO had no direct exposure to European sovereign debt as of March 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USBO requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units as of February 29, 2012, called “Redemption Baskets.” (Prior to February 29, 2012, the size of the Redemption Basket was 100,000 units.) USBO has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USBO’s primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated monthly as a fixed percentage of USBO’s NAV, currently 0.75% of NAV on its average daily total net assets.

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

USCF pays the fees of USBO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USBO’s condensed financial statements and its SEC, NFA and CFTC reports. USBO pays the fees and expenses associated with its tax accounting and reporting requirements. USCF, though under no obligation to do so, agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2012. USCF has no obligation to continue such payments into subsequent periods.

In addition to USCF’s management fee, USBO pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USBO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USBO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

The parties cannot anticipate the amount of payments that will be required under these arrangements for future periods, as USBO’s per unit NAVs and trading levels to meet its investment objective will not be known until a future date. These agreements are effective for a specific term agreed upon by the parties with an option to renew, or, in some cases, are in effect for the duration of USBO’s existence. Either party may terminate these agreements earlier for certain reasons described in the agreements.

As of March 31, 2012, USBO’s portfolio consisted of 457 Brent Crude Oil Futures CO contracts traded on the ICE Futures. For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

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

To reduce the credit risk that arises in connection with such contracts, USBO will generally enter into an agreement with each counterparty based on the Master Agreement published by ISDA that provides for the netting of its overall exposure to its counterparty.

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC Contract pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of USBO only enters into OTC Contracts with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. USBO will also require that the counterparty be highly rated and /or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

During the three months ended March 31, 2012, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USBO was not exposed to counterparty risk.

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

There have been no material changes to the risk factors previously disclosed in USBO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on March 28, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	XBRL Instance Document.
101.SCH(2)	XBRL Taxonomy Extension Schema.
101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Filed herewith.
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

Date: May 15, 2012

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2012