Form 10-K
period 2012-12-31
United States Brent Oil Fund, LP
filed 2013-03-26
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

The aggregate market value of the registrant’s units held by non-affiliates of the registrant as of June 30, 2012 was: $44,973,500.

 The registrant had 550,000 outstanding units as of March 21, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES BRENT OIL FUND, LP

Part I

Item 1.	Business.

What is USBO?

The United States Brent Oil Fund, LP (“USBO”) is a Delaware limited partnership organized on September 2, 2009. USBO maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USBO is a commodity pool that issues limited partnership interests (“units”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of USBO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange ( the “ICE Futures”), that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less USBO’s expenses. It is not the intent of USBO to be operated in a fashion such that its per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of USBO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USBO’s units began trading on June 2, 2010. USCF is the general partner of USBO and is responsible for the management of USBO.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. Prior to June 13, 2008, USCF was known as Victoria Bay Asset Management, LLC. It maintains its main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”). Mr. Nicholas Gerber (discussed below) controls Wainwright by virtue of his ownership of Wainwright’s shares. Wainwright is a holding company that previously owned an insurance company organized under Bermuda law (which has been liquidated) and a registered investment adviser firm named Ameristock Corporation, which has been distributed to the Wainwright shareholders. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005.

USCF also serves as general partner or sponsor of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), the United States Short Oil Fund, LP (“USSO”), the United States 12 Month Natural Gas Fund, LP (“US12NG”), the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”). USOF, USNG, US12OF, UGA, USDHO, USSO, US12NG, USCI, CPER, USAG and USMI are actively operating funds and all are listed on the NYSE Arca. All funds listed previously are referred to collectively herein as the “Related Public Funds.” The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended. For more information about each of the Related Public Funds, investors in USBO may call 1.800.920.0259 or visit www.unitedstatescommodityfunds.com or the SEC’s website at www.sec.gov.

USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each of which is a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO and HARD are currently not available to the public as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies which have regulatory authority over USCF and UAC, but at the time of filing of this annual report on Form 10-K, UAC has not been made available to the public.

USCF is required to evaluate the credit risk of USBO to the futures commission merchant (“FCM”), oversee the purchase and sale of USBO’s units by certain authorized purchasers (“Authorized Purchasers”), review daily positions and margin requirements of USBO and manage USBO’s investments. USCF also pays the fees of ALPS Distributors, Inc., which serves as the marketing agent for USBO (the “Marketing Agent”), and Brown Brothers Harriman & Co. (“BBH&Co.”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”) for USBO.

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

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of three management directors (the “Management Directors”), some of whom are also its executive officers, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002.  The Management Directors have the authority to manage USCF pursuant to its LLC Agreement, as amended from time to time. Through its Management Directors, USCF manages the day-to-day operations of USBO. The Board has an audit committee which is made up of the three independent directors (Peter M. Robinson, Gordon L. Ellis and Malcolm R. Fobes III). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

How Does USBO Operate?

An investment in the units provides a means for diversifying an investor’s portfolio or hedging exposure to changes in Brent crude oil prices. An investment in the units allows both retail and institutional investors to easily gain this exposure to the Brent crude oil market in a transparent, cost-effective manner.

The net assets of USBO consist primarily of investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the NYMEX, or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded (“over-the-counter”) transactions that are based on the price of crude oil, other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K. USBO invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations-in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of USBO are available on USBO’s website at www.unitedstatesbrentoilfund.com.

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

To the extent that USBO invests in Other Crude Oil-Related Investments, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market. If USBO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contracts to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Crude Oil-Related Investments, a substantial portion of USBO’s assets could be invested in accordance with such priority in Other Crude Oil-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As USBO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Crude Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause USBO to invest in Other Crude Oil-Related Investments include those allowing USBO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Regulation” in this annual report on Form 10-K for a discussion of the potential impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on USBO’s ability to invest in over-the-counter transactions and cleared swaps.

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

USBO anticipates that to the extent it invests in Futures Contracts other than contracts on Brent crude oil (such as futures contracts for diesel-heating oil, natural gas, and other petroleum-based fuels) and Other Crude Oil-Related Investments, it will enter into various non-exchange-traded derivative contracts to hedge the short-term price movements of such Futures Contracts and Other Crude Oil-Related Investments against the current Benchmark Futures Contract.

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

Diesel-Heating Oil. Diesel-heating oil, also known as No. 2 fuel oil, accounts for 25% of the yield of a barrel of crude oil, the second largest “cut” from oil after gasoline. The heating oil futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery in the New York harbor, the principal cash market center. The ICE Futures also offers a Heating Oil Futures Contract which trades in units of 42,000 U.S. gallons (1,000 barrels). The Heating Oil Futures Contract is cash-settled against the prevailing market price for heating oil delivered to the New York Harbor.

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

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the CFTC and U.S. designated contract markets such as the NYMEX have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USBO is not) may hold, own or control. The net position is the difference between an individual or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S. based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S. based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for net long or short positions at any one time in the NYMEX Contract for light, sweet crude oil Futures Contracts is 20,000 net future contracts. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If USBO and the Related Public Funds exceed this accountability level for investments in the futures contract for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USBO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USBO could be ordered to reduce its aggregate position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. There are no specific position accountability levels or limits, nor are there are any maximum daily price fluctuation limits for the ICE Brent Crude Oil (physically settled) futures contract. USBO did not exceed accountability levels of the NYMEX or ICE Futures during the year ended December 31, 2012. As of December 31, 2012, USBO held 406 Futures Contracts for Brent crude oil traded on the ICE Futures.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the ICE Futures Exchange and the NYMEX impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USBO will run up against such position limits because USBO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2012, USBO did not exceed any position limits imposed by NYMEX and ICE Futures.

In late 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USBO, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USBO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USBO, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USBO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USBO. See “Commodity Interest Markets – Regulation” in this annual report on Form 10-K for information regarding the Dodd-Frank Act.

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

Marking-to-Market Futures Positions. Futures Contracts are marked to market at the end of each trading day and the margin required with respect to such contracts is adjusted accordingly. This process of marking-to-market is designed to prevent losses from accumulating in any futures account. Therefore, if USBO’s futures positions have declined in value, USBO may be required to post “variation margin” to cover this decline. Alternatively, if USBO futures positions have increased in value, this increase will be credited to USBO’s account.

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

In connection with investing in Futures Contracts and Other Crude Oil-Related Investments, USBO holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting USBO’s positions in Futures Contracts and Other Crude Oil-Related Investments. For example, the purchase of a Futures Contract with a notional value of $10 million would not require USBO to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, USBO would deposit the required margin with the FCM and would separately hold, through its Custodian or FCM, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically 5% to 30% of USBO’s assets are held as margin in segregated accounts with a FCM. In addition to the Treasuries and cash it posts with the FCM for the Futures Contracts it owns, USBO may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its over-the-counter contracts.  USBO earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. USBO anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. USBO reinvests the earned income, holds it in cash, or uses it to pay its expenses. If USBO reinvests the earned income, it makes investments that are consistent with its investment objective.

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

To reduce the credit risk that arises in connection with such contracts, USBO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty.

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

Who are the Service Providers?

In its capacity as the Custodian for USBO, BBH&Co. may hold USBO’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the units. In addition, in its capacity as Administrator for USBO, BBH&Co. performs certain administrative and accounting services for USBO and prepares certain SEC, NFA and CFTC reports on behalf of USBO. USCF pays BBH&Co.’s fees for these services.

BBH&Co.’s principal business address is 50 Milk Street, Boston, MA 02109-3661. BBH&Co., a private bank founded in 1818, is neither a publicly held company nor insured by the Federal Deposit Insurance Corporation. BBH&Co. is authorized to conduct a commercial banking business in accordance with the provisions of Article IV of the New York State Banking Law, New York Banking Law §§160–181, and is subject to regulation, supervision, and examination by the New York State Department of Financial Services. BBH&Co. is also licensed to conduct a commercial banking business by the Commonwealths of Massachusetts and Pennsylvania and is subject to supervision and examination by the banking supervisors of those states.

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

UBS Securities LLC (“UBS Securities”) is USBO’s FCM. USBO and UBS Securities have entered into an Institutional Futures Client Account Agreement. This agreement requires UBS Securities to provide services to USBO in connection with the purchase and sale of Crude Oil Interests that may be purchased or sold by or through UBS Securities for USBO’s account. USBO pays UBS Securities’ commissions for executing and clearing trades on behalf of USBO.

UBS Securities’ principal business address is 677 Washington Blvd, Stamford, CT 06901. UBS Securities is a futures clearing broker for USBO. UBS Securities is registered in the U.S. with FINRA as a broker-dealer and with the CFTC as a FCM. UBS Securities is a member of various U.S. futures and securities exchanges.

UBS is and has been a defendant in numerous legal proceedings, including actions brought by regulatory organizations and government agencies, relating to its securities and commodities business that allege various violations of federal and state securities laws. UBS AG, the ultimate parent company to UBS Securities, files annual reports and quarterly reports to the SEC in which it discloses material information about matters involving but not limited to, UBS Securities, including information about any material litigation or regulatory investigations (https://www.ubs.com/global/en/about_ubs/investor_relations/quarterly_reporting/2011.html). Actions with respect to UBS Securities’ FCM business are publicly available on the website of the National Futures Association (http://www.nfa.futures.org/).

On June 27, 2007, the Securities Division of the Secretary of the Commonwealth of Massachusetts (“Massachusetts Securities Division”) filed an administrative complaint (the “Complaint”) and notice of adjudicatory proceeding against UBS Securities, captioned In The Matter of UBS Securities, LLC, Docket No. E-2007-0049, which alleged that UBS Securities violated the Massachusetts Uniform Securities Act (the “Act”) and related regulations by providing the advisers for certain hedge funds with gifts and gratuities in the form of below market office rents, personal loans with below market interest rates, event tickets, and other perks, in order to induce those hedge fund advisers to increase or retain their level of prime brokerage fees paid to UBS Securities. On November 22, 2010, UBS Securities entered into a Consent Order and Settlement with the Massachusetts Securities Division, pursuant to which UBS Securities agreed to implementing a disclosure policy and retaining an independent consultant to monitor the policy. UBS Securities also paid a $100,000 fine.

In the summer of 2008, the Massachusetts Securities Division, Texas State Securities Board, and the New York Attorney General (“NYAG”) all brought actions against UBS and UBS Financial Services, Inc. (“UBS Financial”), alleging violations of various state law anti-fraud provisions in connection with the marketing and sale of auction rate securities.

On August 8, 2008, UBS Securities and UBS Financial Services reached agreements with the SEC, the NYAG, the Massachusetts Securities Division and other state regulatory agencies represented by the North American Securities Administrators Association (“NASAA”) to restore liquidity to all remaining client’s holdings of auction rate securities by June 30, 2012. On October 2, 2008, UBS Securities and UBS Financial entered into a final consent agreement with the Massachusetts Securities Division settling all allegations in the Massachusetts Securities Division’s administrative proceeding against UBS Securities and UBS Financial with regards to the auction rate securities matter. On December 11, 2008, UBS Securities and UBS Financial executed an Assurance of Discontinuance in the auction rate securities settlement with the NYAG. On the same day, UBS Securities and UBS Financial finalized settlements with the SEC. UBS Securities and UBS Financial paid penalties of $75 million to NYAG and an additional $75 million to be apportioned among the participating NASAA states. In March 2010, UBS Securities and UBS Financial and NASAA agreed on final settlement terms, pursuant to which, UBS Securities and UBS Financial agreed to provide client liquidity up to an additional $200 million.

On August 14, 2008 the New Hampshire Bureau of Securities Regulation (the “Bureau”) filed an administrative action against UBS Securities relating to a student loan issuer, the New Hampshire Higher Education Loan Corp. (“NHHELCO”). The complaint alleged fraudulent and unethical conduct in violation of New Hampshire state statutes. On April 14, 2010, UBS entered into a Consent Order resolving all of the Bureau’s claims. UBS Securities paid $750,000 to the Bureau for all costs associated with the Bureau’s investigation. UBS Securities entered a separate civil settlement with NHHELCO and provided a total financial benefit of $20 million to NHHELCO.

On April 29, 2010, the CFTC issued an order with respect to UBS Securities and levied a fine of $200,000. The Order stated that on February 6, 2009, UBS Securities’ employee broker aided and abetted UBS Securities’ customer’s concealment of material facts from the NYMEX in violation of Section 9(a)(4) of the CEA, 7 U.S.C. § 13(a)(4) (2006). Pursuant to NYMEX Rules, a block trade must be reported to NYMEX “within five minutes of the time of execution” consistent with the requirements of NYMEX Rule 6.21C(A)(6). Although the block trade in question was executed earlier in the day, UBS Securities’ employee broker aided and abetted its customer’s concealment of facts when, in response to the customer’s request to delay reporting the trade until after the close of trading, UBS Securities’ employee did not report the trade until after the close. Because the employee broker undertook his actions within the scope of his employment, pursuant to Section 2(a)(1)(B) of the CEA, 7 U.S.C. § 2(a)(1)(B) (2006), and Commission Regulation 1.2, 17 C.F.R. § 1.2 (2009), UBS Securities is liable for the employee broker’s aiding and abetting of its customer’s violation of Section 9(a)(4) of the CEA. The fine has been paid and the matter is now closed.

UBS Securities will act only as clearing broker for USBO and as such will be paid commissions for executing and clearing trades on behalf of USBO. UBS Securities has not passed upon the adequacy or accuracy of this annual report on Form 10-K. UBS Securities neither will act in any supervisory capacity with respect to USCF nor participate in the management of USCF or USBO.

UBS Securities is not affiliated with USBO or USCF. Therefore, USBO does not believe that USBO has any conflicts of interest with UBS Securities or their trading principals arising from their acting as USBO’s FCM.

Currently, USCF does not employ commodity trading advisors for trading of USBO contracts. USCF currently does, however, employ a trading advisor for USCI, CPER, USAG and USMI, SummerHaven Investment Management, LLC (“SummerHaven”). If, in the future, USCF does employ commodity trading advisors for USBO, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

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

Compensation to USCF

USBO is contractually obligated to pay USCF a management fee based on 0.75% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of USBO’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between USBO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by USBO
UBS Securities LLC, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	USBO pays this compensation.

Expenses Paid or Accrued by USBO through December 31, 2012 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$757,387
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$71,095
Other Amounts Paid or Accrued(4):	$409,983
Total Expenses Paid or Accrued:	$1,238,465
Expenses Waived(5):	$(265,394)
Total Expenses Paid or Accrued Including Expenses Waived(5):	$973,071

(4)	Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(5)	USCF has voluntarily agreed to pay certain expenses typically borne by USBO, to the extent that such expenses exceeded 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to pay such expenses in subsequent periods.

Expenses Paid or Accrued by USBO through December 31, 2012 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.07% annualized
Other Amounts Paid or Accrued(6):	0.40% annualized
Total Expenses Paid or Accrued:	1.22% annualized
Expenses Waived(7):	(0.26)% annualized
Total Expenses Paid or Accrued Including Expenses Waived(7):	0.96% annualized

(6)	Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(7)	USCF has voluntarily agreed to pay certain expenses typically borne by USBO, to the extent that such expenses exceeded 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to pay such expenses in subsequent periods.

Other Fees. USBO also pays the fees and expenses associated with its tax accounting and reporting requirements. These fees were approximately $75,000 for the fiscal year ended December 31, 2012. In addition, USBO is responsible for paying its portion of the directors’ and officers’ liability insurance for USBO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USBO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for USBO and the Related Public Funds. USBO’s portion of such fees and expenses for the year ended December 31, 2012 was $9,844.

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

Authorized Purchasers are the only persons that may place orders to create and redeem baskets. Authorized Purchasers must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants.  To become an Authorized Purchaser, a person must enter into an Authorized Purchaser Agreement with USCF on behalf of USBO.  The Authorized Purchaser Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions.  The Authorized Purchaser Agreement and the related procedures attached thereto may be amended by USCF, without the consent of any limited partner or unitholder or Authorized Purchaser. From July 1, 2011 through December 31, 2012 (and continuing at least through May 1, 2013), the applicable transaction fee paid by Authorized Purchasers is $350 to USBO for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. Authorized Purchasers who make deposits with USBO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either USBO or USCF, and no such person will have any obligation or responsibility to USCF or USBO to effect any sale or resale of units. As of December 31, 2012, 9 Authorized Purchasers had entered into agreements with USCF on behalf of USBO. During the year ended December 31, 2012, USBO issued 17 Creation Baskets and redeemed 20 Redemption Baskets.

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

Creation and Redemption Transaction Fee

To compensate USBO for its expenses in connection with the creation and redemption of baskets, an Authorized Purchaser is required to pay a transaction fee per order to create or redeem baskets, regardless of the number of baskets in such order. From July 1, 2011 through December 31, 2012 (and continuing at least through May 1, 2013), the applicable transaction fee paid by Authorized Purchasers was $350 to USBO for each order they place to create or redeem one or more baskets; prior to July 1, 2011, this fee was $1,000. The transaction fee may be reduced, increased or otherwise changed by USCF.  USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until 30 days after the date of the notice.

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

Investments

USCF causes USBO to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest USBO’s assets in Futures Contracts and Other Crude Oil-Related Investments and investments in Treasuries, cash and/or cash equivalents.  When USBO purchases a Futures Contract and certain exchange-traded Other Crude Oil-Related Investments, USBO is required to deposit 5% to 30% with the selling FCM on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Crude Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in over-the-counter Crude Oil Interests will generally impose similar collateral requirements on USBO. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements.

USCF has sole authority to determine the percentage of assets that are:

•	held on deposit with the FCM or other custodian,
•	used for other investments, and
•	held in bank accounts to pay current obligations and as reserves.

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

A FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to USBO to hold trading positions at any time. Moreover, margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held.

The assets of USBO posted as margin for Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

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

In general, the CFTC does not regulate the interbank and forward foreign currency markets with respect to transactions in contracts between certain sophisticated counterparties such as USBO or between certain regulated institutions and retail investors. Although U.S. banks are regulated in various ways by the Federal Reserve Board, the Comptroller of the Currency and other U.S. federal and state banking officials, banking authorities do not regulate the forward markets to the same extent that the swap markets will be regulated by the CFTC once the Dodd-Frank Act is fully implemented. At a minimum, over-the-counter currency forwards, options and swaps will be subject to heightened recordkeeping, reporting and business conduct standards.

On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards.

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

“Swap” Transactions

The Dodd-Frank Act imposes new regulatory requirements on certain “swap” transactions that USBO is authorized to engage in that may ultimately impact the ability of USBO to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security- based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. On March 11, 2013, “swap dealers,” “major swap participants,” and certain active funds will be required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future, and, when finalized, could require USBO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.” On May 23, 2012, the CFTC published final regulations, which became effective as of July 23, 2012, to determine which entities will be regulated as “swap dealers” and “major swap participants” and thus have to comply with these capital and margin requirements (as well as a multitude of other requirements under the Dodd-Frank Act). Most of the requirements imposed became effective on October 12, 2012, when additional final rules defining the terms “swap,” “security-based swap,” and “mixed swap” became effective. However, on October 11, 2012 and October 12, 2012, the CFTC issued several no-action letters and interpretive guidance which delayed much of the implementation of the requirements from October 12, 2012 until December 31, 2012. Increased regulation of, and the imposition of additional costs on, swap transactions could have an adverse effect on USBO by, for example, reducing the size of and therefore liquidity in the derivatives market, increasing transaction costs and decreasing the ability to customize derivative transactions.

On February 7, 2012, the CFTC published a rule requiring each FCM and DCO to segregate cleared swaps and related collateral posted by a customer of the FCM from the assets of the FCM or DCO, although such property can be commingled with the property of other cleared swaps customers of the FCM or DCO. This rule addresses losses incurred by a DCO in a so-called “double default” scenario in which a customer of an FCM defaults in its obligations to the FCM and the FCM, in turn, defaults in its obligations to the DCO. Under this scenario, the DCO can only access the collateral attributable to other customers of the DCO whose cleared swap positions are in a loss position following the primary customer’s default. This rule became effective on November 8, 2012. Some market participants have expressed concern that the requirements of this segregation rule may result in higher initial margins or higher fees. USBO does not anticipate any impact to their operations in order to meet the requirements of the new rule.

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USBO) in the form of higher fees and expenses that related to trading swaps.

On February 24, 2012, the CFTC amended certain disclosure obligations to require that the operator of a commodity pool that invests in swaps include standardized swap risk disclosures in the pool’s disclosure documents by December 31, 2012.

On December 5, 2012, the CFTC’s Division of Market Oversight issued a letter providing swap dealers with time-limited no-action relief from swap data reporting obligations with respect to equity swaps, foreign exchange swaps and other commodity swaps. For these asset classes, the letter provides swap dealers with reporting relief (i) with respect to real-time price reporting and regular swap reporting (under Part 43 and Part 45 of the CFTC’s regulations, respectively), until February 28, 2013, and (ii) historical swap reporting requirements (under Part 46 of the CFTC’s regulations) until March 30, 2013.

On December 21, 2012, the CFTC’s Division of Market Oversight issued two letters providing certain swap dealers with time-limited no-action relief from some swap data reporting obligations. One letter provides relief from reporting requirements for branches of swap dealers located in emerging markets who encounter technical difficulties in complying with the reporting rules. The letter also provides that swap dealers may delay reporting compliance for certain complex and exotic swaps until April 30, 2013.

Under a second letter, all swap dealers have until April 10, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

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

The CEA requires all FCMs, such as USBO’s clearing brokers, to meet and maintain specified fitness and financial requirements, to segregate customer funds from proprietary funds and account separately for all customers’ funds and positions, and to maintain specified books and records open to inspection by the staff of the CFTC. The CFTC has similar authority over introducing brokers, or persons who solicit or accept orders for commodity interest trades but who do not accept margin deposits for the execution of trades. The CEA authorizes the CFTC to regulate trading by FCMs and by their officers and directors, permits the CFTC to require action by exchanges in the event of market emergencies, and establishes an administrative procedure under which customers may institute complaints for damages arising from alleged violations of the CEA. The CEA also gives the states powers to enforce its provisions and the regulations of the CFTC.

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

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that: customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations, and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

USBO’s investors are afforded prescribed rights for reparations under the CEA against USCF (as a registered commodity pool operator), as well as its respective employees who are required to be registered under the CEA. Investors may also be able to maintain a private right of action for violations of the CEA. The CFTC has adopted rules implementing the reparation provisions of the CEA, which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CEA against a floor broker or a FCM, introducing broker, commodity trading advisor, CPO, and their respective associated persons.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts traded on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC finalized rules that establish position limits with respect to 28 physical delivery commodity futures and options contracts, as well as to forward contracts that are economically equivalent to such contracts (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it would move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USBO, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. As a result, USBO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USBO, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USBO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USBO.

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

Regulators have not yet finalized the Dodd-Frank rules regarding initial margin levels for over-the-counter derivatives. It is possible that such levels may be higher than those for futures contracts. Also, initial margin requirements for non-cleared swaps will be subject to higher margin requirements than cleared swaps. And, under pending rule proposals, USBO may be required to post, but not be entitled to receive, initial and variation margin in respect of non-cleared swaps. Until such time as the regulators finalize these margin rules, trading in the over-the-counter markets where no clearing facility is provided generally will not require margin per se. Rather, it will involve the extension of credit between counterparties that is secured by transfers of credit support and/or independent amounts. Credit support is transferred between counterparties in respect of the open over-the-counter derivatives entered into between them, while independent amounts are fixed amounts posted by one or both counterparties at the execution of a particular over-the-counter transaction.

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

Intellectual Property

USCF owns a trademark registration for BNO UNITED STATES BRENT OIL FUND LP (and Design) (U.S. Reg. No. 3916765) for “financial investment services in the field of oil futures contracts, cash-settled options on oil futures contracts, forward contracts for oil, over-the-counter transactions based on the price of oil, and indices based on the foregoing,” in use since June 2, 2010 and BNO UNITED STATES BRENT OIL FUND, LP (and Flame Design) S.N. 85592286, in use since October 2, 2012. USBO relies upon this trademark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USBO continues to use this trademark to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations, it will continue to have indefinite protection for this trademark under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (“ETF”) that tracks the price of one or more commodities.

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

Uprisings in the Middle East, including civil war in Syria and uprisings in Egypt could put oil exports in jeopardy. As global markets continue to react to various crises and uprisings, such unrest in general could impact the production, supply and cost of crude oil.

Fluctuations in the reserve capacity of crude oil could impact future prices.

In the past, a supply disruption in one area of the world was softened by the ability of major oil-producing nations to increase output to make up the difference.  At this time, some of that spare reserve capacity has been absorbed by increased demand.

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

USCF endeavors to invest USBO’s assets as fully as possible in Futures Contracts and Other Crude Oil-Related Investments so that the daily changes in percentage terms of the per unit NAV closely correlate with the daily changes in percentage terms in the price of the Benchmark Futures Contract. However, daily changes in USBO’s per unit NAV may not correlate with the daily changes in the price of the Benchmark Futures Contract for several reasons as set forth below:

•	USBO (i) may not be able to buy/sell the exact amount of Futures Contracts and Other Crude Oil-Related Investments to have a perfect correlation with per unit NAV; (ii) may not always be able to buy and sell Futures Contracts or Other Crude Oil-Related Investments at the market price; and (iii) is required to pay fees, including brokerage fees and the management fee, which will have an effect on the correlation.
•	Short-term supply and demand for crude oil may cause the changes in the market price of the Benchmark Futures Contract to vary from the changes in USBO’s per unit NAV if USBO has fully invested in Futures Contracts that do not reflect such supply and demand and it is unable to replace such contracts with Futures Contracts that do reflect such supply and demand.
•	USBO sells and buys only as many Futures Contracts and Other Crude Oil-Related Investments that it can to get the daily changes in percentage terms of the per unit NAV as close as possible to the daily changes in percentage terms in the price of the Benchmark Futures Contract. The remainder of its assets are invested in Treasuries, cash and/or cash equivalents and are used to satisfy initial margin and additional margin requirements, if any, and to otherwise support its investments in Crude Oil Interests. Investments in Treasuries, cash and/or cash equivalents, both directly and as margin, provide rates of return that vary from changes in the price of the Benchmark Futures Contract.
•	Because USBO incurs certain expenses in connection with its investment activities, and holds most of its assets in cash and/or more liquid short-term securities for margin and other liquidity purposes and for redemptions that may be necessary on an ongoing basis, USCF is generally not able to fully invest USBO’s assets in Futures Contracts or Other Crude Oil-Related Investments and there cannot be perfect correlation between changes in USBO’s per unit NAV and changes in the price of the Benchmark Futures Contract.
•	As USBO grows, there may be more or less correlation. For example, if USBO only has enough money to buy three Futures Contracts and it needs four contracts to track the price of Brent crude oil then the correlation will be lower, but if buys 20,000 Futures Contracts and it needs to buy 20,001 contracts then the correlation will be higher. At certain asset levels, USBO may be limited in its ability to buy or purchase the Benchmark Futures Contract or other Futures Contracts due to accountability levels imposed by the relevant exchanges. To the extent that USBO invests in these other Futures Contracts or Other Crude Oil-Related Investments, the correlation with the Benchmark Futures Contract may be lower. If USBO is required to invest in other Futures Contracts and Other Crude Oil-Related Investments that are less correlated with the Benchmark Futures Contract, USBO would likely invest in over-the-counter contracts to increase the level of correlation of USBO’s assets. Over-the-counter contracts entail certain risks described below under “Over-the-Counter Contract Risk.”

•	USBO may not be able to buy the exact number of Futures Contracts and Other Crude Oil-Related Investments to have a perfect correlation with the Benchmark Futures Contract if the purchase price of the Futures Contracts required to be fully invested in such contracts is higher than the proceeds received for the sale of a Creation Basket on the day the basket was sold. In such case, USBO could not invest the entire proceeds from the purchase of the Creation Basket in such futures contracts (for example, assume USBO receives $5,000,000 for the sale of a Creation Basket and assume that the price of a Futures Contract for crude oil is $106,000, then USBO could only invest in 47 Futures Contracts with an aggregate value of $4,982,000), USBO would be required to invest a percentage of the proceeds in cash, Treasuries or other liquid securities to be deposited as margin with the FCM through which the contracts were purchased. The remainder of the purchase price for the Creation Basket would remain invested in Treasuries, cash and/or cash equivalents or other liquid securities as determined by USCF from time to time based on factors such as potential calls for margin or anticipated redemptions. If the trading market for Futures Contracts is suspended or closed, USBO may not be able to purchase these investments at the last reported price.

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

In managing and directing the day-to-day activities and affairs of USBO, USCF relies heavily on Messrs. Howard Mah and John Hyland.  If Messrs. Mah or Hyland were to leave or be unable to carry out their present responsibilities, it may have an adverse effect on the management of USBO. Furthermore, Messrs. Mah and Hyland are currently involved in the management of the Related Public Funds. USCF has also filed registration statements to register units of USSF, UNGD, USGO and UAC, each a series of the United States Commodity Funds Trust I, and HARD, a series of the United States Currency Funds Trust. Mr. Mah is also employed by Ameristock Corporation, a registered investment adviser that until January 11, 2013, managed a public mutual fund. On January 11, 2013, Ameristock Mutual Fund, Inc. was reorganized with and into the Drexel Hamilton Centre American Equity Fund, a series of the Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds and its advisor, Drexel Hamilton Investment Partners, are not affiliated with USCF. After the consummation of the reorganization and liquidation, the Ameristock Corporation maintained its non-advisory assets. It is estimated that Mr. Mah will spend approximately 98% of his time on USBO and Related Public Fund matters.  Mr. Hyland will spend approximately 100% of his time on USBO and Related Public Fund matters. To the extent that USCF establishes additional funds, even greater demands will be placed on Messrs. Mah and Hyland, as well as the other officers of USCF and its Board.

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

In late 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the CEA (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28th decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USBO, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USBO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USBO, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USBO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USBO.

All of these limits may potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract. This may in turn prevent investors from being able to effectively use USBO as a way to hedge against crude oil-related losses or as a way to indirectly invest in crude oil.

USBO has not limited the size of its offering and is committed to utilizing substantially all of its proceeds to purchase Futures Contracts and Other Crude Oil-Related Investments. If USBO is required to limit or reduce the size of its positions in Brent crude oil contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Futures Contracts on other exchanges that trade listed crude oil futures. In addition, if USBO exceeds accountability levels on either the NYMEX or ICE Futures and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of the units and the price of the Benchmark Futures Contract.

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

USCF serves as the general partner to each of USBO, USOF, USNG, US12OF, UGA, USHO, USSO and US12NG and the sponsor for USCI, CPER, USAG and USMI and will serve as the sponsor for USSF, UNGD, USGO, UAC and HARD if such funds offer their securities to the public or begin operations. USCF may have a conflict to the extent that its trading decisions for USBO may be influenced by the effect they would have on the other funds it manages.  These trading decisions may be influenced since USCF also serves as the general partner or sponsor for all of the funds and is required to meet all of the funds’ investment objectives as well as USBO’s. If USCF believes that a trading decision it made on behalf of USBO might (i) impede its other funds from reaching their investment objectives, or (ii) improve the likelihood of meeting its other funds’ objectives, then USCF may choose to change its trading decision for USBO, which could either impede or improve the opportunity for USBO to meet its investment objective. In addition, USCF is required to indemnify the officers and directors of its other funds if the need for indemnification arises. This potential indemnification will cause USCF’s assets to decrease.  If USCF’s other sources of income are not sufficient to compensate for the indemnification, then USCF may terminate and investors could lose their investment.

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

USBO pays brokerage charges of approximately 0.06% of average total net assets based on FCM fees of $3.50 per buy or sell, management fees of 0.75% of NAV on its average total net assets, and over-the-counter spreads and extraordinary expenses (e.g., subsequent offering expenses, other expenses not in the ordinary course of business, including the indemnification of any person against liabilities and obligations to the extent permitted by law and required under the LP Agreement and under agreements entered into by USCF on USBO’s behalf and the bringing and defending of actions at law or in equity and otherwise engaging in the conduct of litigation and the incurring of legal expenses and the settlement of claims and litigation) that cannot be quantified.

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

The financial markets are currently in a slow period of recovery and the financial markets are still relatively fragile.

Since 2008, the financial markets have experienced very difficult conditions and volatility as well as significant adverse trends. The conditions in these markets have resulted in a decrease in availability of corporate credit and liquidity and have led indirectly to the insolvency, closure or acquisition of a number of major financial institutions and have contributed to further consolidation within the financial services industry. In addition, the Administration and Congress have periodically been reaching impasses in passing a fiscal budget, which could create long-term concerns regarding the credit of the United States and interest earned, as well as the United States Government’s ability to pay its obligations to holders of Treasuries. If low interest rates on Treasuries continues or if USBO is not able to redeem its investments in Treasuries prior to maturity and the U.S. Government cannot pay its obligations, USBO would be negatively impacted. In addition, USBO might also be negatively impacted by its use of money market mutual funds to the extent those funds might themselves be using Treasuries. Although the financial markets saw signs of recovery beginning in late 2010 and 2011, economic growth in 2012 was slow and the financial markets are still fragile. A poor financial recovery could adversely affect the financial condition and results of operations of USBO’s service providers and Authorized Purchasers, which would impact the ability of USCF to achieve USBO’s investment objective.

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

Over-the-Counter Contract Risk

Currently, over-the-counter transactions are subject to changing regulation.

A portion of USBO’s assets may be used to trade over-the-counter contracts, such as forward contracts or swap or spot contracts.  Currently, over-the-counter contracts are typically contracts traded on a principal-to-principal, non-cleared basis through dealer markets that are dominated by major money center and investment banks and other institutions and that prior to the passage of the Dodd-Frank Act had been essentially unregulated by the CFTC. The markets for over-the-counter contracts have relied upon the integrity of market participants in lieu of the additional regulation imposed by the CFTC on participants in the futures markets.  To date, the forward markets have been largely unregulated, forward contracts have been executed bi-laterally and, in general, forward contracts have not been cleared or guaranteed by a third party. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin). The final determination does not extend to other foreign exchange derivatives, such as foreign exchange options, currency swaps, and non-deliverable forwards. While the Dodd-Frank Act and certain regulations adopted thereunder are intended to provide additional protections to participants in the over-the-counter market, the current regulation of the over-the-counter contracts could expose USBO in certain circumstances to significant losses in the event of trading abuses or financial failure by participants. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 13, 2013. Determination on other types of swaps are expected in the future, and, when finalized, could require USBO to centrally clear certain over-the-counter instruments presented entered into and settled on a bi-lateral basis. See “Item 1. Business – Regulation” for a discussion of how the over-the-counter market will be subject to much more extensive CFTC oversight and regulation after the implementation of the Dodd-Frank Act.

USBO will be subject to credit risk with respect to counterparties to uncleared over-the-counter contracts entered into by USBO or held by special purpose or structured vehicles.

Historically, over-the-counter contracts were not sent to a clearing house for central clearing. Provisions of the Dodd-Frank Act require the mandatory use of clearing house mechanisms for sufficiently standardized (as determined by the CFTC) swaps executed in the over-the-counter markets. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered derivatives clearing organizations (DCOs). This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective February 11, 2013. On March 11, 2013, “swap dealers,” “major swap participants,” and certain active funds will be required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future and, when finalized, could require USBO to centrally clear certain over-the-counter instruments presently settled on a bi-lateral basis.

For over-the-counter contracts that are not cleared, USBO faces the risk of non-performance by the counterparties to those contracts. Unlike in futures contracts, the counterparty to these contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions.  As a result, there will be greater counterparty credit risk in these transactions.  A counterparty may not be able to meet its obligations to USBO, in which case USBO could suffer significant losses on these contracts.

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

The Dodd-Frank Act requires the CFTC and SEC to establish “both initial and variation margin requirements on all swaps that are not cleared by a registered clearing organization” (i.e., uncleared swaps). In addition, the Dodd-Frank Act provides parties who post initial margin to a swap dealer or major swap participant with a statutory right to insist that such margin be held in a segregated account with an independent custodian. At this time, the CFTC has proposed a rule addressing this statutory right of certain market participants but has not yet implemented any final rules. On November 16, 2012, the Secretary of the Treasury issued a final determination that exempts both foreign exchange swaps and foreign exchange forwards from the definition of “swap” and, by extension, additional regulatory requirements (such as clearing and margin).

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

The price of any non-U.S. commodity interest and, therefore, the potential profit and loss on such investment, may be affected by any variance in the foreign exchange rate between the time the order is placed and the time it is liquidated, offset or exercised. As a result, changes in the value of the local currency relative to the U.S. dollar may cause losses to USBO even if the contract traded is profitable.

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

Cash or property will be distributed at the sole discretion of USCF.  USBO has not and does not currently intend to make cash or other distributions with respect to units. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of USBO’s taxable income, without regard to whether they receive distributions or the amount of any distributions.  Therefore, the tax liability of an investor with respect to its units may exceed the amount of cash or value of property (if any) distributed.

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

In addition to federal income taxes, unitholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which USBO does business or owns property or where the unitholders reside. Although an analysis of those various taxes is not presented here, each prospective unitholder should consider their potential impact on its investment in USBO. It is each unitholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

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

	High	Low
Fiscal year 2012
First quarter	$88.58	$76.68
Second quarter	$88.16	$63.45
Third quarter	$84.41	$68.99
Fourth quarter	$83.56	$76.91

	High	Low
Fiscal year 2011
First quarter	$77.82	$61.86
Second quarter	$84.11	$70.43
Third quarter	$79.31	$67.64
Fourth quarter	$79.10	$67.40

As of December 31, 2012, USBO had approximately 2,448 holders of units.

Dividends

USBO has not made and does not currently intend to make cash distributions to its unitholders.

Issuer Purchases of Equity Securities

USBO does not purchase units directly from its unitholders; however, in connection with its redemption of baskets held by Authorized Purchasers, USBO redeemed 20 baskets (comprising 1,050,000 units) during the year ended December 31, 2012.

Item 6.	Selected Financial Data.

Financial Highlights (for the years ended December 31, 2012, 2011, 2010 and 2009)

(Dollar amounts in 000’s except for per unit information)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010*	Year ended December 31, 2009**
Total assets	$45,229	$37,451	$12,746	$1
Net realized and unrealized gain on futures transactions, inclusive of commissions	$4,862	$6,782	$2,669	$-
Net income	$4,409	$6,444	$2,615	$-
Weighted-average limited partnership units	$653,825	561,370	200,000	-
Net income per unit	$7.41	$11.46	$13.08	$-
Net income per weighted average unit	$6.74	$11.48	$13.08	$-
Cash and cash equivalents at end of year	$39,506	$29,962	$9,140	$1

*	The commencement of operations of USBO was June 2, 2010.
**	The inception of USBO was September 9, 2009.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Act. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the NFA, the SEC, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USBO are discussed in “Item 1. Business” and “Item1A. Risk Factors” in this annual report on Form 10-K.

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with an uneven upward trend during the year ended December 31, 2012.  The price of the Benchmark Futures Contract started the year at $107.38 per barrel.  The Benchmark Futures Contract reached its high for the year on March 1, 2012 at $126.20 per barrel and reached its low for the year on June 21, 2012 when the price dropped to $89.23 per barrel.  The year ended with the Benchmark Futures Contract at $111.11 per barrel, up approximately 3.47% over the year.  USBO’s per unit NAV began the year at $74.54 and ended the year at $81.95 on December 31, 2012, an increase of approximately 9.94% over the year.  USBO’s per unit NAV reached its high for the period on March 16, 2012 at $88.40 and reached its low for the year on June 21, 2012 at $63.30.  The Benchmark Futures Contract prices listed above began with the February 2012 contract and ended with the February 2013 contract. The return of approximately 3.47% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to achieve such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark.”

During the year ended December 31, 2012, in the United States, the level of contango remained mild, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010.  During the year ended December 31, 2011, crude oil inventories began to climb higher, which contributed to the crude oil futures market remaining in contango through the end of December 2012, however, the market for Brent Crude Oil remained in backwardation.  For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units. As of December 31, 2012, USBO had issued 4,100,000 units, 550,000 of which were outstanding. As of December 31, 2012, there were 45,900,000 units registered but not yet issued.

More units may have been issued by USBO than are outstanding due to the redemption of units. Unlike funds that are registered under the 1940 Act, units that have been redeemed by USBO cannot be resold by USBO. As a result, USBO contemplates that additional offerings of its units will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2012, USBO had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Year Ended December 31, 2012 Compared to the Years Ended December 31, 2011 and 2010

Since USBO commenced operations on June 2, 2010, the comparison of USBO’s results of operations for the year ended December 31, 2011 and the period from June 2, 2010 to December 31, 2010 may not be meaningful.

As of December 31, 2012, the total unrealized gain on Futures Contracts owned or held on that day was $739,330, and USBO established cash deposits and investments in Treasuries and money market funds that were equal to $44,440,122. USBO held 88.90% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 11.10% of the cash balance was held in investments in Treasuries and as margin deposits for the Futures Contracts purchased. The ending per unit NAV on December 31, 2012 was $81.95.

By comparison, as of December 31, 2011, the total unrealized loss on Futures Contracts owned or held on that day was $916,570, and USBO established cash deposits and investments in Treasuries and money market funds that were equal to $38,262,523. USBO held 78.31% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 21.69% of the cash balance was held in investments in Treasuries and as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits, investments in Treasuries and in money market funds for December 31, 2012, as compared to December 31, 2011, was the result of USBO’s greater size as of December 31, 2012 as measured by total net assets. The ending per unit NAV on December 31, 2011 was $74.54. The increase in the per unit NAV for December 31, 2012, as compared to December 31, 2011, was primarily due to the rise in the price of the Futures Contracts during the year ended December 31, 2012.

By comparison, as of December 31, 2010, the total unrealized gain on Futures Contracts owned or held on that day was $322,660 and USBO established cash deposits and investments in money market funds that were equal to $12,309,694. USBO held 74.25% of its cash assets in overnight deposits and investments in money market funds at the Custodian, while 25.75% of the cash balance was held as margin deposits for the Futures Contracts purchased. The increase in cash assets in overnight deposits, investments in Treasuries and money market funds for December 31, 2011, as compared to December 31, 2010, was the result of USBO’s greater size as of December 31, 2011 as measured by total net assets. The ending per unit NAV on December 31, 2010 was $63.08. The increase in the per unit NAV for December 31, 2011, as compared to December 31, 2010, was primarily due to the rise in the price of the Futures Contracts during the year ended December 31, 2011.

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

During the year ended December 31, 2012, the average total net assets of USBO were $52,138,476. The management fee incurred by USBO during the year amounted to $391,039. By comparison, during the year ended December 31, 2011, the average total net assets of USBO were $42,473,107. The management fee incurred by USBO during the year amounted to $318,548. By comparison, during the period ended December 31, 2010, the average total net assets of USBO were $10,921,511. The management fee incurred by USBO during the period amounted to $47,800.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC and FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the year ended December 31, 2012 was $168,689, as compared to $183,346 for the year ended December 31, 2011 and $129,043 for the period ended December 31, 2010. The decrease in gross total expenses excluding management fees for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily the result of USBO’s decreased legal, accounting, printing and other expenses during the year ended December 31, 2012. The increase in gross total expenses excluding management fees for the year ended December 31, 2011 as compared to the period ended December 31, 2010, was primarily the result of USBO’s greater size during the year ended December 31, 2011. For the years ended December 31, 2012 and 2011 and the period ended December 31, 2010, USBO did not incur any fees or other expenses relating to the registration or offering of additional units. During the years ended December 31, 2012 and 2011 and the period ended December 31, 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver was $47,248 for the year ended December 31, 2012, $104,431 for the year ended December 31, 2011 and $113,715 for the period ended December 31, 2010.  For the years ended December 31, 2012 and 2011 and the period ended December 31, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $559,728, $501,894 and $176,843, respectively, and after allowance for the expense waiver, totaled $512,480, $397,463 and $63,128, respectively.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of USBO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USBO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for USBO and the Related Public Funds. USBO’s portion of such fees and expenses for December 31, 2012 was $9,844. By comparison, for the year ended December 31, 2011 the fees and expenses amounted to a total of $607,582 and for USBO and the Related Public Funds. USBO’s portion of such fees and expenses was $4,953. The decrease in directors’ fees and expenses for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2012, which was amortized during the years ended December 31, 2011 and 2010. By comparison, for the period ended December 31, 2010, these fees and expenses amounted to a total of $1,107,140 for USBO and the Related Public Funds, except USCI, USAG, CPER and USMI. USBO’s portion of such fees and expenses was $421. The decrease in directors’ fees and expenses for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to the non-incurrence of the independent directors’ deferred compensation expense for the year ended December 31, 2011, the majority of which was amortized in the year ended December 31, 2010. Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USBO and the Related Public Funds

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries.  During the year ended December 31, 2012, total commissions accrued to brokers amounted to $33,506. Of this amount, approximately $29,562 was a result of rebalancing costs and approximately $3,945 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $31,871. Of this amount, approximately $21,560 was a result of rebalancing costs and approximately $9,311 was the result of trades necessitated by creation and redemption activity. By comparison, during the period ended December 31, 2010, total commissions accrued to brokers amounted to $5,718. Of this amount, approximately $5,361 was a result of rebalancing costs and approximately $357 was the result of trades necessitated by creation and redemption activity. The increase in total commissions accrued to brokers for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USBO’s total net assets during the year ended December 31, 2012. The increase in total net assets required USBO to purchase a greater number of Futures Contracts and incur a higher amount of broker commissions. The increase in total commissions accrued to brokers for the year ended December 31, 2011, as compared to the period ended December 31, 2010, was primarily due to the fact that USBO was only operating for a portion of the year ended December 31, 2010 versus the full year of operations for the year ended December 31, 2011. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2012 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the year ended December 31, 2011 represented approximately 0.08% of average daily total net assets and the figure for the period ended December 31, 2010, represented approximately 0.09% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs are estimated to be $75,000 for the year ended December 31, 2012.  USCF has voluntarily agreed to pay certain expenses typically borne by USBO, to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2012, USCF waived $47,248 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USBO’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the year ended December 31, 2012, USBO earned $15,494 in dividend and interest income on such Treasuries, cash and/or cash equivalents.  Based on USBO’s average total net assets, this was equivalent to an annualized yield of approximately 0.03%. USBO purchased Treasuries during the year ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the year ended December 31, 2011 and the period ended December 31, 2010, USBO earned $8,043 and $3,479, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average total net assets, this was equivalent to an annualized yield of approximately 0.02% and 0.05%, respectively. USBO purchased Treasuries during the year ended December 31, 2011 and also held cash and/or cash equivalents during this time period. USBO did not purchase Treasuries during the period ended December 31, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were slightly higher during the year ended December 31, 2012 as compared to the year ended December 31, 2011 and lower as compared to the period ended December 31, 2010. As a result, the amount of income earned by USBO as a percentage of average total net assets was higher during the year ended December 31, 2012, compared to the year ended December 31, 2011 and lower as compared to the period ended December 31, 2010.

For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011 and 2010

Portfolio Expenses. During the three months ended December 31, 2012, the average daily total net assets of USBO were $47,168,678. The management fee incurred by USBO during the period amounted to $88,925.

By comparison, during the three months ended December 31, 2011, the average daily total net assets of USBO were $56,026,764. The management fee paid by USBO during the period amounted to $105,913. By comparison, during the three months ended December 31, 2010, the average daily total net assets of USBO were $11,645,518. The management fee paid by USBO during the period amounted to $22,015.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC and FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended December 31, 2012 was $46,180, as compared to $12,663 for the three months ended December 31, 2011 and $61,862 for the three months ended December 31, 2010.  The increase in gross total expenses excluding management fees for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 was primarily a result of USBO’s decreased legal, accounting, printing and other expenses associated therewith during the three months ended December 31, 2012. The decrease in gross total expenses excluding management fees for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily a result of the decrease in the estimated fees for tax, reporting, audit, licensing, directors and other fees. During the three months ended December 31, 2012 and 2011 and 2010, USBO did not incur ongoing registration fees or other expenses relating to the registration and offering of additional units.  During the three months ended December 31, 2012 and 2011 and 2010, an expense waiver was in effect which offset certain of the expenses incurred by USBO. The total amount of the expense waiver for the three months ended December 31, 2012 was $18,231 and $55,213 for the three months ended December 31, 2010. During the three months ended December 31, 2011, USBO’s expenses did not exceed 0.15% (15 basis points) of its NAV; therefore, no expenses were waived by USCF. For the three months ended December 31, 2012 and December 31, 2010, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $135,105 and $83,877, respectively, and after allowance for the expense waiver, totaled $116,874 and $28,664, respectively.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of USBO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USBO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 amounted to a total of $540,586 for USBO and the Related Public Funds. USBO’s portion of such fees and expenses for the year ended December 31, 2012 was $9,844.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended December 31, 2012, total commissions accrued to brokers amounted to $7,626. Of this amount, approximately $6,968 was a result of rebalancing costs and approximately $658 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2011, total commissions accrued to brokers amounted to $10,975. Of this amount, approximately $5,329 was a result of rebalancing costs and approximately $4,646 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended December 31, 2010, total commissions accrued to brokers amounted to $2,037. Of this amount, approximately $2,037 was a result of rebalancing costs and approximately $0 was the result of trades necessitated by creation and redemption activity. The decrease in total commissions accrued to brokers for the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the decrease in USBO’s total net assets during the three months ended December 31, 2012. The increase in total commissions accrued to brokers for the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the relative increase in USBO’s total net assets for the three months ended December 31, 2011. As an annualized percentage of average daily total net assets, the figure for the three months ended December 31, 2012 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the three months ended December 31, 2011 and 2010 represented approximately 0.08% and 0.07%, respectively of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs are estimated to be $75,000 for the year ending December 31, 2012.  USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2013.  USCF has no obligation to continue such payments into subsequent periods. For the three months ended December 31, 2012, USCF waived $18,231 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USBO’s Custodian. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended December 31, 2012, USBO earned $4,307 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average total net assets, this was equivalent to an annualized yield of approximately 0.04%. USBO purchased Treasuries during the three months ended December 31, 2012 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended December 31, 2011 and 2010, USBO earned $3,370 and $1,412, respectively, in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average total net assets, this was equivalent to an annualized yield of approximately 0.02% and 0.05%, respectively. USBO purchased Treasuries during the three months ended December 31, 2011 and also held cash and/or cash equivalents during this time period. USBO did not purchase Treasuries during the three months ended December 31, 2010 and held only cash and/or cash equivalents during this time period. Interest rates on short-term investments, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 and lower as compared to the three months ended December 31, 2010. As a result, the amount of income earned by USBO as a percentage of average daily total net assets was higher during the three months ended December 31, 2012, as compared to the three months ended December 31, 2011 and lower as compared to the three months ended December 31, 2010.

Tracking USBO’s Benchmark. USCF seeks to manage USBO’s portfolio such that average daily changes in its per unit NAV, on a percentage basis, closely track the average daily changes in the price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30 valuation days, the average daily change in USBO’s per unit NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract.  As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per unit NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results).  USBO’s portfolio management goals do not include trying to make the nominal price of USBO’s per unit NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for Brent crude oil.  USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30 valuation days ended December 31, 2012, the simple average daily change in the Benchmark Futures Contract was 0.128%, while the simple average daily change in the per unit NAV of USBO over the same time period was 0.124%.  The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (2.046)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of USBO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2012.  The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to December 31, 2012, the simple average daily change in the Benchmark Futures Contract was 0.093%, while the simple average daily change in the per unit NAV of USBO over the same time period was 0.089%.  The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.887)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2012, the actual total return of USBO as measured by changes in its per unit NAV was 9.94%. This is based on an initial per unit NAV of $74.54 on December 31, 2011 and an ending per unit NAV as of December 31, 2012 of $81.95.  During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $82.78 as of December 31, 2012, for a total return over the relevant time period of 11.05%.  The difference between the actual per unit NAV total return of USBO of 9.94% and the expected total return based on the Benchmark Futures Contract of 11.05% was an error over the time period of (1.11)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings.  During the year ended December 31, 2012, USBO earned dividend and interest income of $15,494, which is equivalent to a weighted average income rate of approximately 0.03% for such period.  In addition, during the year ended December 31, 2012, USBO also collected $10,500 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USBO’s actual total return.  During the year ended December 31, 2012, USBO incurred net expenses of $512,480.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(486,486), which is equivalent to a weighted average net income rate of approximately (0.93)% for the year ended December 31, 2012.

By comparison, for the year ended December 31, 2011, the actual total return of USBO as measured by changes in its per unit NAV was 18.17%. This is based on an initial per unit NAV of $63.08 on December 31, 2010 and an ending per unit NAV as of December 31, 2011 of $74.54.  During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $75.18 as of December 31, 2011, for a total return over the relevant time period of 19.18%.  The difference between the actual per unit NAV total return of USBO of 18.17% and the expected total return based on the Benchmark Futures Contract of 19.18% was an error over the time period of (1.01)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO paid, offset in part by the income that USBO collected on its cash and cash equivalent holdings. During the year ended December 31, 2011, USBO earned dividend and interest income of $8,043, which is equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the year ended December 31, 2011, USBO also collected $20,050 from its Authorized Purchasers for creating or redeeming baskets of units. This income contributed to USBO’s actual total return.  During the year ended December 31, 2011, USBO incurred net expenses of $397,463.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(369,370), which is equivalent to a weighted average net income rate of approximately (0.87)% for the year ended December 31, 2011.

By comparison, for the period ended December 31, 2010, the actual total return of USBO as measured by changes in its per unit NAV was 26.16%. This was based on an initial per unit NAV of $50.00 on June 2, 2010 and an ending per unit NAV as of December 31, 2010 of $63.08. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $63.31 as of December 31, 2010, for a total return over the relevant time period of 26.62%. The difference between the actual per unit NAV total return of USBO of 26.16% and the expected total return based on the Benchmark Futures Contract of 26.62% was an error over the time period of (0.46)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO paid, offset in part by the income that USBO collected on its cash and cash equivalent holdings. During the period ended December 31, 2010, USBO earned dividend and interest income of $3,479, which is equivalent to a weighted average income rate of approximately 0.05% for such period. During the period ended December 31, 2010, USBO did not collect income from its Authorized Purchasers for creating or redeeming baskets of units. During the period ended December 31, 2010, USBO incurred net expenses of $63,128. Income from dividends and interest net of expenses was $(59,649), which is equivalent to an annualized weighted average net income rate of approximately (0.94)% for the period ended December 31, 2010.

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade.  In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the per unit NAV of USBO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2012, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash, cash equivalents and Treasuries. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the year ended December 31, 2012. Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV.  When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), USBO will realize a net yield that will tend to cause daily changes in the per unit NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract.  During the year ended December 31, 2012, USBO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees and approximately 0.06% in brokerage commission costs related to the purchase and sale of futures contracts, and approximately 0.17% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.95)% and affected USBO’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase.  When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and therefore, it is anticipated that fees and expenses paid by USBO will continue to be higher than interest earned by USBO. As such, USCF anticipates that USBO will continue to underperform its benchmark until such time when interest earned at least equals or exceed the fees and expenses paid by USBO.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract.  During the year ended December 31, 2012, USBO did not hold any Other Crude Oil-Related Investments.  If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

The chart below compares the price of the near month contract to the average price of the near 12-month contracts over the last 10 years. When the price of the near month contract is higher than the average price of the near 12 month contracts, the market would be described as being in backwardation. When the price of the near month contract is lower than the average price of the near 12 month contracts, the market would be described as being in contango. Although the prices of the near month contract and the average price of the near 12 month contracts do tend to move up or down together, it can be seen that at times the near month prices are clearly higher than the average price of the near 12 month contracts (backwardation), and other times they are below the average price of the near 12 month contracts (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12-months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12-months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12-months contracts and the market could be described as being in contango. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10 year period between December 31, 2002 and December 31, 2012.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and 2011. The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market. As of December 31, 2012, U.S. crude oil markets remained mildly in contango while the market for Brent crude oil was mildly in backwardation

Periods of contango or backwardation do not materially impact USBO’s investment objective of having the percentage changes in its per unit NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both USBO’s units and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Brent Crude Oil Market. During the year ended December 31, 2012, Brent crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the year ended December 31, 2012.  On the supply side, efforts to reduce production by OPEC to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of Brent crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. Brent crude oil prices finished 2012 approximately 3.47% higher than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten year time period between 2003 and 2012, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of large cap U.S. equities or U.S. government bonds. However, movements in Brent crude oil had a strong positive correlation to movements in unleaded gasoline and U.S. West Texas Intermediate (WTI) crude oil. Brent crude oil was also positively, yet mildly correlated with global equities and diesel-heating oil.

December 31, 2003-2012 Correlation Matrix	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.275)	0.965	0.346	0.227	0.290	0.339
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.260)	(0.217)	(0.233)	(0.162)	(0.227)
Global Equities (FTSE World Index)			1.000	0.423	0.278	0.363	0.421
Crude Oil (WTI)				1.000	0.734	0.831	0.950
Unleaded Gasoline					1.000	0.721	0.775
Diesel-Heating oil						1.000	0.342
Brent Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table.  Over the one-year period ended December 31, 2012, Brent crude oil had a positive correlation with West Texas Intermediate Crude Oil and unleaded gasoline.  The correlation between Brent crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended December 31, 2012, displayed results that indicated that they had a strong positive correlation over this shorter time period. Finally, the results showed that Brent crude oil, Heating Oil and U.S. government bonds, which had essentially been non-correlated for the ten-year period ended December 31, 2012, were negatively correlated over this more recent time period.

Year Ended December 31, 2012 Correlation Matrix	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.652	0.943	0.639	0.735	0.733	0.691
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.652)	(0.350)	(0.361)	(0.411)	(0.421)
Global Equities (FTSE World Index)			1.000	0.689	0.567	0.763	0.717
Crude Oil				1.000	0.515	0.890	0.909
Unleaded Gasoline					1.000	0.598	0.622
Diesel-Heating oil						1.000	(0.227)
Brent Oil							1.000

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

USBO currently generates cash primarily from: (i) the sale of Creation Baskets and (ii) income earned on Treasuries, cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests. USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments.  A significant portion of USBO’s NAV is held in Treasuries, cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in USBO’s account at the Custodian and in Treasuries at the FCM. Income received from USBO’s investments in money market funds and Treasuries is paid to USBO. During the years ended December 31, 2012 and 2011, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets. During the year ended December 31, 2012 and 2011, USBO was forced to use other assets to pay expenses, which could cause a drop in USBO’s NAV over time. To the extent expenses exceed income, USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts.  During the year ended December 31, 2012, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USBO by following various trading limitations and policies. In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds.  USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure. UBS Securities, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading. These FCM are not allowed to commingle USBO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading. During the year ended December 31, 2012, the only foreign exchange on which USBO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of over-the-counter contracts.

As of December 31, 2012, USBO held cash deposits and investments in Treasuries and money market funds in the amount of $44,440,122 with the Custodian and FCM. Some or all of these amounts may be subject to loss should the Custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of December 31, 2012, USBO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of USBO.  While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

European Sovereign Debt

USBO had no direct exposure to European sovereign debt as of December 31, 2012 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, USBO requires liquidity to redeem units, which redemptions must be in blocks of 50,000 units as of February 29, 2012, called “Redemption Baskets”. Prior to February 29, 2012, the size of the Redemption Basket was 100,000 units. USBO has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of units being redeemed.

Contractual Obligations

USBO’s primary contractual obligations are with USCF.  In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of USBO’s NAV, currently 0.75% of NAV on its average daily total net assets.

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

USCF pays the fees of the Marketing Agent and the fees of the Custodian and Transfer Agent, BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USBO’s financial statements and its SEC, NFA and CFTC reports.  USBO also pays the fees and expenses associated with its tax accounting and reporting requirements.  USCF has voluntarily agreed to pay certain expenses typically borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 8 of this annual report on Form 10-K.

In addition to USCF’s management fee, USBO pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of units, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of USBO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. USBO also pays a portion of the fees and expenses of the independent directors of USCF.  See Note 3 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2012, USBO’s portfolio consisted of 406 Brent Crude Oil Futures CO contracts traded on the ICE Futures. For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

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

To reduce the credit risk that arises in connection with such contracts, USBO will generally enter into an agreement with each counterparty based on the Master Agreement published by the ISDA that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to USBO due to the occurrence of a specified event, such as the insolvency of the counterparty.

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

During the year ended December 31, 2012, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange.  Therefore, during such period, USBO was not exposed to counterparty risk.

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

United States Brent Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of USBO’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on the assessment, USCF believes that, as of December 31, 2012, USBO’s internal control over financial reporting is effective.

Attestation Report of Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

Auditors’ Report on Internal Control over Financial Reporting

To the Partners of

United States Brent Oil Fund, LP

We have audited the internal control over financial reporting of United States Brent Oil Fund, LP (the “Fund”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Fund’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Fund’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2012, of the Fund and our report dated March 26, 2013 expressed an unqualified opinion on those financial statements.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 26, 2013

Report of Independent Registered Public Accounting Firm

To the Partners of

United States Brent Oil Fund, LP

We have audited the accompanying statements of financial condition of United States Brent Oil Fund, LP (the “Fund”) as of December 31, 2012 and 2011, including the schedule of investments as of December 31, 2012 and 2011, and the related statements of operations, changes in partners’ capital and cash flows for the years ended December 31, 2012, 2011 and 2010. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Brent Oil Fund, LP as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the Fund’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2013 expressed an unqualified opinion on the Fund’s internal control over financial reporting.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 26, 2013

United States Brent Oil Fund, LP

Statements of Financial Condition

At December 31, 2012 and 2011

	2012	2011
Assets
Cash and cash equivalents (Notes 2 and 5)	$39,506,019	$29,961,706
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	4,934,103	8,300,817
Unrealized gain (loss) on open commodity futures contracts	739,330	(916,570)
Receivable from General Partner (Note 3)	47,248	104,431
Dividend receivable	1,036	340
Interest receivable	–	11
Other assets	827	278

Total assets	$45,228,563	$37,451,013

Liabilities and Partners' Capital
Professional fees payable	$125,339	$146,522
General Partner management fees payable (Note 3)	28,273	33,910
Brokerage commissions payable	1,221	916
Other liabilities	1,109	1,277

Total liabilities	155,942	182,625

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	45,072,621	37,268,388
Total Partners' Capital	45,072,621	37,268,388

Total liabilities and partners' capital	$45,228,563	$37,451,013

Limited Partners' units outstanding	550,000	500,000
Net asset value per unit	$81.95	$74.54
Market value per unit	$82.07	$74.64

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2012

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO February 2013 contracts, expiring January 2013	406	$739,330	1.64

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.10%, 1/17/2013	$2,700,000	$2,699,886	5.99

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	5,502,749	5,502,749	12.21
Goldman Sachs Financial Square Funds - Government Fund - Class FS	11,002,270	11,002,270	24.41
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	11,510,274	11,510,274	25.53
Wells Fargo Advantage Government Money Market Fund - Class I	10,000,497	10,000,497	22.19
Total Money Market Funds		38,015,790	84.34
Total Cash Equivalents		$40,715,676	90.33

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

United States Brent Oil Fund, LP

Statements of Operations

For the years ended December 31, 2012, 2011 and 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010*
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$3,239,910	$8,052,950	$2,352,020
Change in unrealized gain (loss) on open positions	1,655,900	(1,239,230)	322,660
Dividend income	10,149	3,457	3,220
Interest income	5,345	4,586	259
Other income	10,500	20,050	–

Total income	4,921,804	6,841,813	2,678,159

Expenses
General Partner management fees (Note 3)	391,039	318,548	47,800
Professional fees	125,339	146,522	122,904
Brokerage commissions	33,506	31,871	5,718
Other expenses	9,844	4,953	421

Total expenses	559,728	501,894	176,843

Expense waiver (Note 3)	(47,248)	(104,431)	(113,715)

Net expenses	512,480	397,463	63,128

Net income	$4,409,324	$6,444,350	$2,615,031
Net income per limited partnership unit	$7.41	$11.46	$13.08
Net income per weighted average limited partnership unit	$6.74	$11.48	$13.08
Weighted average limited partnership units outstanding	653,825	561,370	200,000

* The commencement of operations of the United States Brent Oil Fund, LP was June 2, 2010.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2012, 2011 and 2010

	General Partner	Limited Partners	Total

Balances, at December 31, 2009*	$20	$980	$1,000
Addition of 200,000 partnership units	–	10,000,000	10,000,000
Redemption of initial investment	(20)	(980)	(1,000)
Net income	–	2,615,031	2,615,031

Balances, at December 31, 2010	–	12,615,031	12,615,031
Addition of 2,800,000 partnership units	–	205,178,034	205,178,034
Redemption of 2,500,000 partnership units	–	(186,969,027)	(186,969,027)
Net income	–	6,444,350	6,444,350

Balances, at December 31, 2011	–	37,268,388	37,268,388
Addition of 1,100,000 partnership units	–	89,087,948	89,087,948
Redemption of 1,050,000 partnership units	–	(85,693,039)	(85,693,039)
Net income	–	4,409,324	4,409,324

Balances, at December 31, 2012	$–	$45,072,621	$45,072,621

Net Asset Value Per Unit:
At December 31, 2009			$–
At June 2, 2010 (commencement of operations)			$50.00
At December 31, 2010			$63.08
At December 31, 2011			$74.54
At December 31, 2012			$81.95

* The commencement of operations of the United States Brent Oil Fund, LP was June 2, 2010.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2012, 2011 and 2010

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010*
Cash Flows from Operating Activities:
Net income	$4,409,324	$6,444,350	$2,615,031
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	3,366,714	(5,131,599)	(3,169,218)
Unrealized (gain) loss on futures contracts	(1,655,900)	1,239,230	(322,660)
(Increase) decrease in receivable from General Partner	57,183	9,284	(113,715)
Increase in dividend receivable	(696)	(54)	(286)
(Increase) decrease in interest receivable	11	(11)	-
Increase in other assets	(549)	(278)	-
Increase (decrease) in professional fees payable	(21,183)	23,618	122,904
Increase (decrease) in General Partner management fees payable	(5,637)	26,107	7,803
Increase in brokerage commissions payable	305	500	416
Increase (decrease) in other liabilities	(168)	1,076	201
Net cash provided by (used in) operating activities	6,149,404	2,612,223	(859,524)

Cash Flows from Financing Activities:
Addition of partnership units	89,087,948	205,178,034	10,000,000
Redemption of partnership units	(85,693,039)	(186,969,027)	(1,000)
Net cash provided by financing activities	3,394,909	18,209,007	9,999,000

Net Increase in Cash and Cash Equivalents	9,544,313	20,821,230	9,139,476

Cash and Cash Equivalents, beginning of year	29,961,706	9,140,476	1,000
Cash and Cash Equivalents, end of year	$39,506,019	$29,961,706	$9,140,476

* The commencement of operations of the United States Brent Oil Fund, LP was June 2, 2010.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2012, 2011 and 2010

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (as amended from time to time, the “LP Agreement”).  The investment objective of USBO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USBO’s expenses. It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil.  It is not the intent of USBO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USBO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USBO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of December 31, 2012, USBO held 406 Futures Contracts for Brent crude oil traded on the ICE Futures.

USBO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of USBO.  USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005. USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbol “USCI” on August 10, 2010 and “CPER” on November 15, 2011, USAG on April 13, 2012 and USMI on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.

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

From July 1, 2011 through December 31, 2012 (and continuing at least through May 1, 2013), the applicable transaction fee paid by Authorized Purchasers is $350 to USBO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USBO but rather at market prices quoted on such exchange.

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”).  On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.” USBO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000.  USBO commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures based on Brent crude oil. As of December 31, 2012, USBO had registered a total of 50,000,000 units.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities, and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily.  Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements.  Changes in the unrealized gains or losses between periods are reflected in the statements of operations.  USBO earns interest on its assets denominated in U.S. dollars on deposit with the FCM at the 90-day Treasury bill rate.  In addition, USBO earns income on funds held at the custodian or FCM at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

USBO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with accounting principles generally accepted in the United States of America (“GAAP”), USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states.  USBO is not subject to income tax return examinations by major taxing authorities for years before 2009 (year of inception). The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets.  However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the year ended December 31, 2012.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at December 31, 2012.

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

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2012, 2011 and 2010, USBO did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance for USBO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USBO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, the Related Public Funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2012 were $540,586 for USBO and the Related Public Funds. USBO’s portion of such fees and expenses for the year ended December 31, 2012 was $9,844. For the years ended December 31, 2011 and 2010, these fees and expenses were $607,582 and $1,107,140, respectively for USBO and the Related Public Funds. USBO’s portion of such fees and expenses for the year ended December 31, 2011 was $4,593 and for the period ended December 31, 2010, USBO’s portion of such fees and expenses was $421. Effective as of April 1, 2010, USBO became responsible for paying its portion of any payments that may become due to the independent directors pursuant to the deferred compensation agreements entered into between the independent directors, USCF, USBO and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs were approximately $75,000, $75,000 and $160,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USBO pays all brokerage fees and other expenses in connection with the operation of USBO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses typically borne by USBO, to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2012, USCF waived $47,248 of USBO’s expenses. This voluntary waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to USBO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, USSO’s, US12NG’s, USCI’s, CPER’s USAG’s andUSMI’s, combined net assets, (b) 0.0465% for USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, USSO’s, US12NG’s, USCI’s, CPER’s USAG’s and USMI’s combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once USBO’s, USOF’s, USNG’s, US12OF’s, UGA’s, USDHO’s, USSO’s, US12NG’s, USCI’s, CPER’s, USAG’s and USMI’s combined net assets exceed $1 billion.  The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000.  USCF also pays transaction fees ranging from $7 to $15 per transaction.

USBO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”).  The agreement requires UBS Securities to provide services to USBO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USBO’s account. In accordance with the agreement, UBS Securities charges USBO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USBO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USBO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short term obligations of the United States of two years or less (“Treasuries”).  During the year ended December 31, 2012, total commissions accrued to brokers amounted to $33,506. Of this amount, approximately $29,562 was a result of rebalancing costs and approximately $3,945 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2011, total commissions accrued to brokers amounted to $31,871. Of this amount, approximately $21,560 was a result of rebalancing costs and approximately $9,311 was the result of trades necessitated by creation and redemption activity. By comparison, during the year ended December 31, 2010, total commissions accrued to brokers amounted to $5,718. Of this amount, approximately $357 was a result of rebalancing costs and approximately $5,361 was the result of trades necessitated by creation and redemption activity. The increase in total commissions accrued to brokers for the year ended December 31, 2012, as compared to the year ended December 31, 2011, was primarily a function of increased brokerage fees due to a higher number of futures contracts being held and traded as a result of the increase in USBO’s total net assets. The increase in total net assets required USBO to purchase a greater number of Futures Contracts and incur a higher amount of broker commissions. The increase in total commissions accrued to brokers for the year ended December 31, 2011, as compared to the year ended December 31, 2010, was primarily due to the fact that USBO was only operating for a portion of the year ended December 31, 2010 versus the full year of operations for the year ended December 31, 2011. As an annualized percentage of average daily total net assets, the figure for the year ended December 31, 2012 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the year ended December 31, 2011 represented approximately 0.08% of average daily total net assets and the figure for the year ended December 31, 2010, represented approximately 0.09% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with a FCM. Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act requires a FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by USBO were exchange-traded through December 31, 2012. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USBO bears the risk of financial failure by the clearing broker.

USBO’s cash and other property, such as Treasuries, deposited with a FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements.  In the event of a FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited.  The insolvency of a FCM could result in the complete loss of USBO’s assets posted with that FCM; however, the majority of USBO’s assets are held in cash and/or cash equivalents with USBO’s custodian and would not be impacted by the insolvency of a FCM. The failure or insolvency of USBO’s custodian, however, could result in a substantial loss of USBO’s assets.

USCF invests a portion of USBO’s cash in money market funds that seek to maintain a stable per unit NAV. USBO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2012 and December 31, 2011, USBO held investments in money market funds in the amounts of $38,015,790 and $17,006,337, respectively. USBO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of December 31, 2012 and December 31, 2011, USBO held cash deposits and investments in Treasuries in the amounts of $6,424,332 and $21,256,186, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USBO’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by USBO are reported in its statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the years ended December 31, 2012 and 2011 and 2010.  This information has been derived from information presented in the financial statements.

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010*
Per Unit Operating Performance:

Net asset value, beginning of year	$74.54	$63.08	$50.00
Total income (loss)	8.19	12.17	13.40
Net expenses	(0.78)	(0.71)	(0.32)
Net increase in net asset value	7.41	11.46	13.08
Net asset value, end of year	$81.95	$74.54	$63.08

Total Return	9.94%	18.17%	26.16%

Ratios to Average Net Assets
Total income (loss)	9.44%	16.11%	24.52%
Management fees	0.75%	0.75%	0.75	%**
Total expenses excluding management fees	0.32%	0.43%	2.02	%**
Expenses waived	(0.09)%	(0.24)%	(1.78	)%**
Net expenses excluding management fees	0.23%	0.19%	0.24	%**
Net income (loss)	8.46%	15.17%	23.94%

*	The commencement of operations of the United States Brent Oil Fund, LP was June 2, 2010.
**	Annualized.

Total returns are calculated based on the change in value during the period. An individual unitholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from USBO.

NOTE 7 – QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2012, and 2011.

	First Quarter 2012	Second Quarter 2012	Third Quarter 2012	Fourth Quarter 2012
Total Income (Loss)	$7,523,732	$(10,655,004)	$7,650,429	$402,647
Total Expenses	146,662	130,211	147,750	135,105
Expense Waivers	(8,066)	(10,782)	(10,169)	(18,231)
Net Expenses	138,596	119,429	137,581	116,874
Net Income (Loss)	$7,385,136	$(10,774,433)	$7,512,848	$285,773
Net Income (Loss) per Unit	$11.76	$(16.93)	$11.83	$0.75

	First Quarter 2011	Second Quarter 2011	Third Quarter 2011	Fourth Quarter 2011
Total Income (Loss)	$5,087,506	$(41,744)	$(2,088,279)	$3,884,330
Total Expenses	105,026	146,064	132,228	118,576
Expense Waivers	(43,596)	(32,310)	(28,525)	—
Net Expenses	61,430	113,754	103,703	118,576
Net Income (Loss)	$5,026,076	$(155,498)	$(2,191,982)	$3,765,754
Net Income (Loss) per Unit	$14.82	$(2.83)	$(5.82)	$5.29

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

The following table summarizes the valuation of USBO’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III

Short-Term Investments	$40,715,676	$40,715,676	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	739,330	739,330	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USBO’s securities at December 31, 2011 using the fair value hierarchy:

At December 31, 2011	Total	Level I	Level II	Level III

Short-Term Investments	$19,346,002	$19,346,002	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(916,570)	(916,570)	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2012	Fair Value At December 31, 2011

Futures - Commodity Contracts	Assets	$739,330	$(916,570)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2012		For the year ended December 31, 2011		For the year ended December 31, 2010*
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income

Futures - Commodity Contracts	Realized gain on closed positions	$3,239,910		$8,052,950		$2,352,020

	Change in unrealized gain (loss) on open positions		$1,655,900		$(1,239,230)		$322,660

*	The commencement of operations of the United States Brent Oil Fund, LP was June 2, 2010.

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

 CONTENTS

Page
Report of Independent Registered Public Accounting Firm Consolidated Statements of Financial Condition Notes to Consolidated Statements of Financial Condition	84 85 86

83

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of

United States Commodity Funds LLC and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United States Commodity Funds LLC and Subsidiaries (the “Company”) as of December 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United States Commodity Funds LLC and Subsidiaries as of December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Spicer Jeffries LLP

Greenwood Village, Colorado

March 26, 2013

united states commodity funds llc AND SUBSIDIARIES

Consolidated statementS of financial condition

DECEMBER 31, 2012 AND 2011

	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$3,293,847	$367,792
Management fees receivable	1,655,642	1,561,194
Investments (Notes 2 and 4)	1,251,427	1,321
Other assets	25,582	10,191

Total assets	$6,226,498	$1,940,498

LIABILITIES AND EQUITY

LIABILITIES:
Accounts payable	$200,520	$1,280,251
Notes payable (Note 3)	1,000,000	-
Income tax payable	69,511	175,000
Expense waiver payable (Note 3)	915,253	474,045

Total liabilities	2,185,284	1,929,296

COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)

EQUITY:
Member's equity (Notes 3 and 7)	4,040,234	10,222
Noncontrolling interests (Note 3)	980	980

Total equity	4,041,214	11,202

Total liabilities and equity	$6,226,498	$1,940,498

The accompanying notes are an integral part of this statement.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 - Organization and Operation

United States Commodity Funds LLC, formerly Victoria Bay Asset Management, LLC was formed as a single-member limited liability company in the State of Delaware on May 10, 2005. On June 13, 2008, Victoria Bay Asset Management, LLC changed its name to United States Commodity Funds LLC (the “Company”). The Company is the General Partner (the “General Partner”) of United States Oil Fund, LP (“USOF”), United States Natural Gas Fund, LP (“USNG”), United States Diesel-Heating Oil Fund, LP (formerly, United States Heating Oil Fund, LP) (“USDHO”), United States Gasoline Fund, LP (“UGA”), United States 12 Month Oil Fund, LP (“US12OF”), United States 12 Month Natural Gas Fund, LP (“US12NG”), United States Short Oil Fund, LP (“USSO”), United States Brent Oil Fund, LP (“USBO”), United States Short Natural Gas Fund, LP (“USSNG”), and is the Sponsor (“Sponsor”) of United States Commodity Index Fund (“USCI”), United States Copper Index Fund (“CPER”), United States Agriculture Index Fund (“USAG”) and United States Metals Index Fund (USMI”), each of which is a series of the United States Commodity Index Funds Trust (“Trust”). The Company is registered as a commodity pool operator with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). USOF, USNG, USDHO, USG, US12OF, US12NG, USSO, USBO, USCI, CPER, USAG and USMI (collectively, the “Funds”) are commodity pools registered with the CFTC and members of the NFA that issue units that may be purchased and sold on the NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbols “USO,” “UNG,” “UHN,” “UGA,” “USL,” “UNL,” “DNO,” “BNO,” “USCI,” “CPER,” “USAG,” and “USMI.” USSNG is a commodity pool that has been formed but has not yet begun the process of registering its units. United States Asian Commodities Basket Fund (“UAC”), a series of the United States Commodity Funds Trust I, has registered units but has not commenced operations as of the date of this report. The Company has also filed registration statements to register units of United States Sugar Fund (“USSF”), United States Natural Gas Double Inverse Fund (“UNGD”) and United States Gasoil Fund (“USGO”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust.

USOF began trading on April 10, 2006 by purchasing futures contracts for light, sweet crude oil that are traded on the New York Mercantile Exchange (the “Exchange”). The investment objective of USOF is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light sweet crude oil traded on the Exchange, that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USOF’s expenses. USOF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USNG began trading on April 18, 2007 by purchasing futures contracts for natural gas that are traded on the Exchange. The investment objective of USNG is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of natural gas delivered to the Henry Hub, Louisiana, as measured by the changes in the price of the futures contract on natural gas traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire, less USNG’s expenses. USNG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline, and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 - Organization and Operation (continued)

US12OF began trading on December 6, 2007 by purchasing futures contracts for light, sweet crude oil that are traded on the Exchange. The investment objective of US12OF is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the average of the prices of 12 futures contracts on crude oil traded on the Exchange, consisting of the near month contract to expire and the contracts for the following eleven months, for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following eleven consecutive months, less US12OF’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted. US12OF seeks to accomplish its objective through investments in futures contracts for light, sweet crude oil, other types of crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the Exchange and or other U.S. and foreign exchanges and other oil interests such as cash-settled options on futures contracts, forward contracts for oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, other petroleum-based fuels, futures contracts and indices based on the foregoing.

UGA began trading on February 26, 2008 by purchasing futures contracts on gasoline that are traded on the Exchange. The investment objective of UGA is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of unleaded gasoline, as measured by the changes in the price of the futures contract on gasoline traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less UGA’s expenses. UGA seeks to accomplish its objective through investments in futures contracts for gasoline, crude oil, natural gas, heating oil and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other gasoline-related investments such as cash-settled options on futures contracts, forward contracts for gasoline, cleared swap contracts and over-the-counter transactions that are based on the price of gasoline, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

USDHO began trading on April 9, 2008 by purchasing futures contracts on heating oil that are traded on the Exchange. The investment objective of USDHO is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of heating oil for delivery at the New York Harbor, as measured by the changes in the price of the futures contract on heating oil traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contact to expire, less USDHO’s expenses. USDHO seeks to accomplish its objective through investments in futures contracts for heating oil, crude oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other heating oil-related investments such as cash-settled options on futures contracts, forward contracts for heating oil, cleared swap contracts and over-the-counter transactions that are based on the price of heating oil, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 1 - Organization and Operation (continued)

USSO began trading on September 24, 2009 by selling futures contracts on light, sweet crude oil that are traded on the Exchange. The investment objective of USSO is for the daily changes in percentage terms of its units’ net asset value to inversely reflect the daily changes in percentage terms of the spot price of light, sweet crude oil delivered to Cushing, Oklahoma, as measured by the changes in the price of the futures contract on light, sweet crude oil as traded on the Exchange that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire, less USSO’s expenses. USSO accomplishes its objective through taking short positions in futures contracts for light, sweet crude oil and other types of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the Exchange and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels, futures contracts and indices based on the foregoing.

US12NG began trading on November 18, 2009 by purchasing futures contracts for natural gas that are traded on the Exchange. The investment objective of US12NG is for the daily changes in percentage terms of its units’ net asset value to reflect the daily changes in percentage terms of the spot price of natural gas delivered at the Henry Hub, Louisiana, as measured by the changes in the average of the prices of 12 futures contracts on natural gas traded on the Exchange, consisting of the near month contract to expire and the contracts for the following 11 months for a total of 12 consecutive months’ contracts, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contracts that are the next month contract to expire and the contracts for the following 11 consecutive months, less US12NG’s expenses. When calculating the daily movement of the average price of the 12 contracts each contract month will be equally weighted. US12NG seeks to accomplish its objective through investments in futures contracts for natural gas, crude oil, heating oil, gasoline and other petroleum-based fuels that are traded on the Exchange and other U.S. and foreign exchanges and other natural gas-related investments such as cash-settled options on futures contracts, forward contracts for natural gas, cleared swap contracts and over-the-counter transactions that are based on the price of natural gas, crude oil and other petroleum-based fuels, futures contracts and indices based on the foregoing.

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

USAG began trading on April 13, 2012 by purchasing futures contracts traded on the ICE Futures, CME, Kansas City Board of Trade (“KCBT”) and CBOT. The investment objective of USAG is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Dynamic Agriculture Index Total ReturnSM (the “Agriculture Index”), less USAG’s expenses. The Agriculture Index is designed to reflect the performance of a diversified group of agricultural commodities. The Agriculture Index is comprised of 14 eligible agriculture futures contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The eligible agriculture futures contracts that at any given time make up the Agriculture Index are referred to herein as “Benchmark Component Agriculture Futures Contracts.” USAG seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Agriculture Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USAG will invest next in other eligible agriculture futures contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Agriculture Futures Contracts if one or more other eligible agriculture futures contracts is not available. When USAG has invested to the fullest extent possible in exchange-traded futures contracts, USAG may then invest in other contracts and instruments based on the Benchmark Component Agriculture Futures Contracts, other eligible agriculture futures Contracts or the agricultural commodities included in the Agriculture Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

USMI began trading on June 19, 2012 by purchasing futures contracts traded on the NYMEX, CME, LME and COMEX. The investment objective of USMI is for the daily changes in percentage terms of its units’ NAV to reflect the daily changes in percentage terms of the SummerHaven Metals Index Total ReturnSM (the “Metals Index”), less USMI’s expenses. The Metals Index is comprised of 10 eligible metals futures contracts that are selected on a monthly basis based on quantitative formulas developed by SummerHaven Indexing. The eligible metals futures contracts that at any given time make up the Metals Index are referred to herein as “Benchmark Component Metals Futures Contracts.” USMI seeks to achieve its investment objective by investing to the fullest extent possible in the Benchmark Component Metals Futures Contracts. Then, if constrained by regulatory requirements or in view of market conditions, USMI will invest next in other eligible metals futures contracts, and finally to a lesser extent, in other exchange traded futures contracts that are economically identical or substantially similar to the Benchmark Component Metals Futures Contracts if one or more other eligible metals futures contracts is not available. When USMI has invested to the fullest extent possible in exchange-traded futures contracts, USMI may then invest in other contracts and instruments based on the Benchmark Component Metals Futures Contracts, other eligible metals futures contracts or the metals included in the Metals Index, such as cash-settled options, forward contracts, cleared swap contracts and swap contracts other than cleared swap contracts.

The Company is a wholly owned subsidiary of Wainwright Holdings, Inc. (“Wainwright”), a Delaware corporation. Wainwright is a holding company that is controlled by the president of the Company and served as the initial limited partner of the Funds, except for USCI, CPER, USAG and USMI. It also serves as the initial limited partner for USSNG.

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

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 - Summary of Significant Accounting Policies

Principles of consolidation

The Company, as General Partner or Sponsor of the Funds and USSNG, has included the accounts of USSNG since its inception in the consolidated financial statements. The Company has recorded a noncontrolling interest for the amount directly owned by the limited partner (representing the limited partner interest owned by Wainwright). Subsequent to the Funds commencing operations, the Company and Wainwright redeemed their interests. Therefore, as of December 31, 2012, the accounts of each of the Funds were no longer included in the accompanying consolidated statement of financial condition. All intercompany accounts and balances have been eliminated in consolidation.

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

Revenue recognition

The Company recognizes revenue in the period earned under the terms of the Funds’ respective Limited Partnership Agreements, as amended from time to time (the “Limited Partnership Agreements”) and the Trust Agreement(s), as amended from time to time (the “Trust Agreement(s)”) (collectively, the “Agreements”). These Agreements provide for fees based upon a percentage of the daily average net asset value of the Funds. In connection with the Funds’ trading activities, commodity futures contracts, cleared swap contracts, forward contracts, physical commodities, and related options are recorded on the trade-date basis. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains and losses on open contracts are reflected in the statement of financial condition and represent the difference between original contract amount and market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statement of operations.

The Company earns interest on its assets on deposit at the broker at the 90-day Treasury bill rate for deposits denominated in U.S. dollars. In addition, the Funds earn interest on funds held with their custodian at prevailing market rates earned on such investments.

Management fee

Under the Funds’ respective Agreements, the Company is responsible for investing the assets of the Funds in accordance with the objectives and policies of the Funds. In addition, the Company has arranged for one or more third parties to provide administrative, custody, accounting, transfer agency and other necessary services to the Funds. For these services, the Funds are contractually obligated to pay the Company a management fee, which is paid monthly, based on the average daily net assets of the Funds. USOF pays a management fee of 0.45% per annum on its average daily net assets. USNG pays a fee equal to 0.60% per annum on average daily net assets of $1,000,000,000 or less and 0.50% of average daily net assets that are greater than $1,000,000,000. US12OF, USDHO, UGA and USSO each pay a fee of 0.60% per annum on their average daily net assets. Since inception through April 30, 2010 the Company has been charging US12NG a management fee at a reduced rate of 0.60% per annum of average daily net assets. Effective May 1, 2010, the Company resumed charging US12NG its standard rate of 0.75% per annum of average daily net assets. The difference of 0.15% per annum of average daily net assets since inception through April 30, 2010 has been waived by the Company and will not be recouped from US12NG. USBO pays a management fee of 0.75% per annum on its average daily net assets. Each of USCI, CPER, USAG and USMI is contractually obligated to pay the Company a management fee, which is paid monthly, equal to 0.95% per annum on its average daily total net assets. Effective as of May 29, 2012 (and continuing at least through May 1, 2013), the Company voluntarily waived the management fee paid by CPER and USAG from 0.95% per annum of average daily total net assets to 0.65% and 0.80% per annum of average daily total net assets, respectively. Effective as of May 30, 2012 (and continuing at least through May 1, 2013), the Company voluntarily waived the management fee paid by USMI form 0.95% per annum of average daily total net assets to 0.70% per annum of average daily total net assets. The reduced fee for USMI became operational as of June 19, 2012, when USMI first became listed on the NYSE Arca.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 - Summary of Significant Accounting PolicieS (continued)

The Funds pay for all brokerage fees, taxes and other expenses, including registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) formerly the National Association of Securities Dealers, or any other regulatory agency in connection with the offer and sale of subsequent units after their initial registration and all legal, accounting, printing and other expenses associated therewith. The Funds, except for USBO, USCI, CPER, USAG and USMI, also pay licensing fees for the use of intellectual property. The Funds also pay the fees and expenses of the independent directors.

Investments and Valuation of Investments

The Company’s investments in common stock are classified as available-for-sale-securities and are considered to be held for an indefinite period. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale-securities are recorded at fair value on the statement of financial condition, with the change in fair value excluded from earnings and recorded as a component of other comprehensive income (loss) included in member’s equity. Unrealized holding gains or losses on such securities, which were added to or subtracted from member’s equity was $(60,340) and $(1,085), for the years ended December 31, 2012 and 2011 (see Note 7).

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

Additions and redemptions

Authorized purchasers may purchase creation baskets of the Funds only in blocks of 100,000 units at a price equal to the net asset value of the units calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed. Authorized purchasers may redeem units from the Funds only in blocks of 100,000 units called “Redemption Baskets.” Effective as of February 29, 2012, the size of the Creation Basket and Redemption Basket was reduced from 100,000 units to 50,000 units for US12OF, UGA, USDHO, USSO, US12NG and USBO. Effective as of May 1, 2012, the size of the Creation Basket and Redemption Basket was reduced from 100,000 units to 50,000 units for USCI, CPER and USAG. USMI was not available to the public until June 19, 2012, and from its inception of offering, authorized purchasers could only purchase Creation Baskets in blocks of 50,000 units. The amount of the redemption proceeds for a Redemption Basket will be equal to the net asset value of the Funds’ units in the Redemption Basket as of the end of each business day.

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

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 2 - Summary of Significant Accounting PolicieS (continued)

Capital and allocation of income and losses

Profit or loss shall be allocated among the unitholders of the Funds in proportion to the number of units each unitholder holds as of the close of each month. The Company, when it serves in a capacity as a General Partner or Sponsor, may revise, alter or otherwise modify this method of allocation as described in the Limited Partnership Agreements or Trust Agreements.

Calculation of net asset value per unit

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

NOTE 3 - Capitalization and related party transactions

During the years ended December 31, 2012 and 2011, the Company paid approximately $500,000 and $9,900,000 in distributions to its member.

The Funds (except for USCI, CPER, USAG and USMI) and USSNG were each capitalized with $1,000, of which the Company contributed $20 and Wainwright contributed $980. The United States Commodity Index Funds Trust was capitalized with $4,000, which was contributed solely by the Company, which is included in cash and cash equivalents in the accompanying statement of financial condition.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 3 - Capitalization and related party transactions

In addition, the Company, as General Partner or Sponsor, through no obligation to do so, has agreed to pay certain expenses, including those relating to audit expenses and tax accounting and reporting requirements normally borne by USDHO, USG, USSO, US12NG, USBO, USCI, CPER, USAG and USMI to the extent that such expenses exceed 0.15% (15 basis points) of their NAV, on an annualized basis. The Company, as General Partner or Sponsor, has no obligation to continue such payments in subsequent years.

The Company’s consolidated statements of financial condition reflects noncontrolling interests in its subsidiaries as of December 31, 2012 and 2011. A schedule of the noncontrolling interests is presented below:

	December 31,
	2012	2011
Limited partner interest in United States Short Natural
Gas Fund, LP	$980	$980

On March 8, 2012, a principal of the Company loaned $1,000,000 to the Company. The loan is due on on the earlier of March 11, 2014 or within 60 days of the launch of UAC and bears interest at a rate of 3%.

NOTE 4 - FAIR VALUE MEASUREMENTS

The following table summarizes the valuation of the Company’s investments at December 31, 2012 and 2011 using the fair value hierarchy:

At December 31, 2012:	Total	Level I	Level II	Level III
Investments	$1,251,427	$1,251,427	$-	$-

At December 31, 2011:	Total	Level I	Level II	Level III
Investments	$1,321	$1,321	$-	$-

Included in investments at December 31, 2012 are 40,000 shares of United States Metals Fund with a fair value of approximately $1,250,000.

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

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 5 - INCOME TAXES (concluded)

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Deferred tax liabilities	$-	$-

Deferred tax assets:
Funds' startup expenses (offering costs)	$1,418,000	$981,000
Unrealized losses on investments	189,000	169,000
Valuation allowance for deferred tax assets	(1,607,000)	(1,150,000)

	$-	$-

The valuation allowance increased by $457,000 and $66,000 for the years ended December 31, 2012 and 2011. The portion of the deferred tax asset shown relating to the Company’s unrealized losses on investments reported above relates to the unrealized losses on investments and is accounted for as other comprehensive loss (see Note 7).

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 - CONTRACTS AND AGREEMENTS

The Company, together with each of the Funds, is a party to marketing agent agreements with ALPS Distributors, Inc. (“ALPS”), a Colorado corporation, whereby ALPS provides certain marketing services for the Funds as outlined in their respective marketing agent agreements. Under the agreement dated as of March 13, 2006, as amended, whereby ALPS provides certain marketing services for USOF, the Company pays ALPS a marketing fee of $425,000 per annum plus the following incentive fee: 0.00% on USOF’s assets from $0 — $500 million; 0.04% on USOF’s assets from $500 million — $4 billion; and 0.03% on USOF’s assets in excess of $4 billion. Under the agreement dated as of April 17, 2007, whereby ALPS provides certain marketing services for USNG, and the agreement dated as of November 13, 2007, whereby ALPS provides certain marketing services for US12OF, the Company pays ALPS fees equal to 0.06% on each of USNG’s and US12OF’s assets up to $3 billion and 0.04% on each of USNG’s and US12OF’s assets in excess of $3 billion. Under the agreement dated as of February 15, 2008, whereby ALPS provides certain marketing services for UGA, and the agreement dated March 10, 2008 whereby ALPS provides certain marketing services for USDHO, the Company pays ALPS fees equal to 0.06% on each of UGA’s and USDHO’s assets up to $3 billion and 0.04% on each of UGA’s and USDHO’s assets in excess of $3 billion. Under the agreement dated as of June 8, 2009, whereby ALPS provides certain marketing services for USSO and the agreement dated October 30, 2009, whereby ALPS provides certain marketing services for US12NG, the Company pays ALPS fees equal to 0.06% on each of USSO’s and US12NG’s assets up to $3 billion; and 0.04% on each of USSO’s and US12NG’s assets in excess of $3 billion. Under the agreement dated as of March 31, 2010, whereby ALPS provides certain marketing services for USBO and the agreement dated July 22, 2010, whereby ALPS provides certain marketing services for each of USCI, CPER, USAG and USMI, the Company pays ALPS fees equal to 0.06% on each of USBO’s, USCI’s, CPER’s, USAG’s and USMI’s assets up to $3 billion; and 0.04% on each of USBO’s, USCI’s, CPER’s, USAG’s and USMI’s assets in excess of $3 billion.

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

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 6 - CONTRACTS AND AGREEMENTS (concluded)

The Company, as Sponsor to the Trust, has entered into an agreement with SummerHaven Asset Management, LLC (“SummerHaven”) for their services as a commodity trading advisor to each of USCI, CPER, USAG and USMI. For their services, the Company pays SummerHaven an advisory fee for USCI equal to a percentage of the average daily assets of USCI that is equal to the percentage paid to USCF by USCI minus 0.14% with that result multiplied by 0.5 minus 0.06%. The Company also pays an advisory fee for each of CPER, USAG and USMI equal to a percentage of the average daily assets of CPER, USAG and USMI that is equal to the percentage paid to USCF by CPER, USAG and USMI minus 0.18% with that result multiplied by 0.5 minus 0.06%. The Company also pays SummerHaven a sublicense fee for the use of the Commodity Index, the Copper Index, the Agriculture Index and the Metals Index. For each of USCI, CPER, USAG and USMI, the Company paid $15,000 for the calendar year 2012, plus an annual fee of 0.06% of the average daily assets of each of USCI, CPER, USAG and USMI.

Each of the Funds, with the exception of USCI, CPER, USAG and USMI, has entered into brokerage agreements pursuant to which UBS Securities LLC acts as the futures commission merchant (the “FCM”); NewEdge USA, LLC acts as the FCM for USCI, CPER, USAG and USMI. The agreements provide that the FCM will charge commissions of approximately $7 to $8 per round-turn trade plus applicable exchange and NFA fees for futures contracts and options on futures contracts.

Each of the Funds, other than USBO, USCI, CPER, USAG and USMI, has invested primarily in futures contracts traded on the Exchange since the commencement of its operations. The Funds, other than USBO, USCI, CPER, USAG and USMI, have entered into a license agreement with the Exchange whereby the Funds were granted a non-exclusive license to use certain of the Exchange’s settlement prices and service marks. Up to October 19, 2011, the Funds, other than USBO, USCI, CPER, USAG and USMI, paid a licensing fee that was equal to 0.04% for the first $1,000,000,000 of combined assets of the Funds and 0.02% for combined assets above $1,000,000,000. On and after October 20, 2011, the Funds, other than USBO, USCI, CPER, USAG and USMI, pay a licensing fee that is equal to 0.015% on all assets.

The Funds expressly disclaim any association with the Exchange or endorsement of the Funds by the Exchange and acknowledge that “NYMEX” and “New York Mercantile Exchange” are registered trademarks of such Exchange.

The Company has contracted an accounting firm to prepare each of the Funds, USSNG and the United States Commodity Index Funds Trust’s yearly income tax filings with the Internal Revenue Service and various states. The cost associated with any registered new fund is expected to be comparable.

united states commodity funds LLc AND SUBSIDIARies

NOTES TO CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

NOTE 7 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Changes in accumulated other comprehensive loss for the years ended December 31, 2012 and 2011 are as follows:

Balance, December 31, 2010	$(497,966)

Unrealized holding losses on investments	(1,085)

Balance, December 31, 2011	(499,051)

Unrealized holding losses on investments	(60,340)

Balance, December 31, 2012	$(559,391)

The Company records its other comprehensive loss net of income tax expense (benefit). As of December 31, 2012 and 2011, the Company has not recorded an income tax expense or benefit associated with its accumulated other comprehensive loss (see Note 5).

NOTE 8 - OFF-BALANCE SHEET RISKS AND CONTINGENCIES

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

The Company has securities for its own account and may incur losses if the market value of the securities decreases subsequent to December 31, 2012.

The Company has a substantial portion of its assets on deposit with banks. Assets deposited with banks are subject to credit risk. In the event of a bank's insolvency, recovery of the Company's assets on deposit may be limited to account insurance or other protection afforded such deposits. As of December 31, 2012, the Company had cash of $2,469,405 in excess of the federally insured amount of $250,000.

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

Nicholas Gerber has been the President and CEO of USCF since June 9, 2005 and a Management Director of USCF since May 10, 2005. He maintains his main business office at 1999 Harrison Street, Suite 1530, Oakland, California 94612. He has been listed with the CFTC as a Principal of USCF since November 29, 2005, as Branch Manager of USCF since May 15, 2009, and registered with the CFTC as an Associated Person of USCF on December 1, 2005. Mr. Gerber also served as Vice President/Chief Investment Officer of Lyon’s Gate Reinsurance Company, Ltd., a company formed to reinsure workmen’s compensation insurance, from June 2003 to December 2009. Mr. Gerber has an extensive background in securities portfolio management and in developing investment funds that make use of indexing and futures contracts.  He is also the founder of Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940.  From August 1995 to January 2013, Mr. Gerber was the portfolio manager of the Ameristock Mutual Fund, Inc. a mutual fund registered under the Investment Company Act of 1940, focused on large cap U.S. equities that, as of December 31, 2012, had $126,879,540 in assets. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF.  He has also been a Trustee for the Ameristock ETF Trust since June 2006, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. In these roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has passed the Series 3 examination for associated persons. He holds an MBA in finance from the University of San Francisco and a BA from Skidmore College. Mr. Gerber is 50 years old.

In concluding that Mr. Gerber should serve as Management Director of USCF, USCF considered his broad business experiences in the industry including: forming and managing investment companies and commodity pools, raising capital for such entities and founding and managing non-finance related companies.

Howard Mah has been a Management Director of USCF since May 10, 2005, Secretary of USCF since June 9, 2005, Chief Financial Officer of USCF since May 23, 2006 and Treasurer since February 23, 2012. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. In these roles, Mr. Mah is currently involved in the management of USBO and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. Mr. Mah also serves as USCF’s Chief Compliance Officer. He received a Bachelor of Education from the University of Alberta, in 1986 and an MBA from the University of San Francisco in 1988. He served as Secretary and Chief Compliance Officer of the Ameristock ETF Trust from February 2007 until June 2008 when the trust was liquidated, Chief Compliance Officer of Ameristock Corporation since January 2001; a tax and finance consultant in private practice since January 1995, Secretary of Ameristock Mutual Fund from June 1995 to January 2013 and Ameristock Focused Value Fund from December 2000 to January 2005; Chief Compliance Officer of Ameristock Mutual Fund from August 2004 to January 2013 and the Co-Portfolio Manager of the Ameristock Focused Value Fund from December 2000 to January 2005. Mr. Mah is 48 years old.

In concluding that Mr. Mah should serve as Management Director of USCF, USCF considered his background in accounting and finance, as well as his experience as Chief Compliance Officer for USCF and Ameristock Corporation.

Andrew F. Ngim has been a Management Director of USCF since May 10, 2005 and Treasurer of USCF from June 9, 2005 to February 23, 2012. Mr. Ngim has acted as Portfolio Manager for USCI, CPER, USAG and USMI since January 31, 2013. He has been listed with the CFTC as a Principal of USCF since November 29, 2005. Mr. Ngim is currently involved in the management of USBO and the Related Public Funds and will be involved in the management of USSF, UNGD, USGO, UAC and HARD, if such funds commence operations. He received a Bachelor of Arts from the University of California at Berkeley in 1983. Mr. Ngim was Ameristock Corporation’s Managing Director from January 1999 to January 2013 and co-portfolio manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013 when such fund was liquidated, Trustee of the Ameristock ETF Trust since February 2007, and served as a portfolio manager for the Ameristock/Ryan 1 Year, 2 Year, 5 Year, 10 Year and 20 Year Treasury ETF from June 2007 to June 2008 when such funds were liquidated. Mr. Ngim is 52 years old.

In concluding that Mr. Ngim should serve as Management Director of USCF, USCF considered his broad career in the financial services industry.

The following individuals provide significant services to USBO but are employed by USCF.

John P. Love, CFA has acted as a Portfolio Manager since the launch of USOF in 2006 and is currently the Portfolio Manager for USNG, UGA, USDHO and US12NG. Effective March 1, 2010, Mr. Love became the Senior Portfolio Manager for the USCF funds and is expected to be the Portfolio Manager for USSF, UNGD, USGO and UAC, if such funds commence operations. Mr. Love is also employed by USCF. He has been listed with the CFTC as a Principal of USCF since January 17, 2006. Mr. Love also served as the operations manager of Ameristock Corporation from October 2002 to January 2007, where he was responsible for back office and marketing activities for the Ameristock Mutual Fund and Ameristock Focused Value Fund and for the firm in general. Mr. Love holds a Series 7 and a Series 3 license and was registered with the CFTC as an Associated Person of USCF from December 1, 2005 through April 16, 2009. Mr. Love received his CFA designation in 2012. He is a member of the CFA Institute (formerly AIMR) and the CFA Society of Los Angeles. Mr. Love is a graduate of the University of Southern California. Mr. Love is 41 years old.

John T. Hyland, CFA is employed by USCF and has acted as the Chief Investment Officer for the USCF funds since January 2008. Mr. Hyland was Portfolio Manager for USOF, USNG, US12OF, UGA, USDHO, USSO, US12NG, USBO, USCI and CPER beginning in April 2006, April 2007, December 2007, February 2008, April 2008, September 2009, November 2009, June 2010, August 2010 and November 2011, respectively. He will also be the Chief Investment Officer for USSF, UNGD, USGO, UAC and HARD upon the commencement of such funds’ operations. Since December 1, 2005, Mr. Hyland has been registered with the CFTC as an Associated Person of USCF and since January 17, 2006, he has been listed with the CFTC as a Principal of USCF. As part of his responsibilities for USCF and the Related Public Funds, Mr. Hyland oversees the day-to-day trading, helps set investment policies and oversees the Related Public Funds’ activities with their futures commission brokers, custodian-administrator and marketing agent. Mr. Hyland has an extensive background in portfolio management and research with both equity and fixed income securities, as well as in the development of new types of complex investment funds. In July 2001, Mr. Hyland founded Towerhouse Capital Management, LLC, a firm that provided portfolio management and new fund development expertise to non-U.S. institutional investors through December 2009. Since January 2010, Towerhouse Capital Management has been inactive. Mr. Hyland was a Principal for Towerhouse in charge of portfolio research and product development regarding U.S. and non-U.S. real estate related securities. Mr. Hyland received his CFA designation in 1994. Mr. Hyland is a member of the CFA Institute (formerly AIMR) and is a member and former president of the CFA Society of San Francisco. He is also a member of the National Association of Petroleum Investment Analysts, a not-for-profit organization of investment professionals focused on the oil industry. He is a graduate of the University of California, Berkeley. Mr. Hyland is 53 years old.

Ray W. Allen acts as a Portfolio Manager for USBO, USOF, US12OF and USSO. He has been employed by USCF since January 14, 2008. He holds a Series 3 license and registered with the CFTC as an Associated Person of USCF from March 25, 2008 to November 1, 2012. He has been listed with the CFTC as a Principal of USCF since March 18, 2009. Mr. Allen’s responsibilities include daily trading and operations for USBO, USOF, US12OF and USSO. Mr. Allen also acted as a Portfolio Manager for UGA, USDHO and US12NG until March 1, 2010. In addition, from February 2002 to October 2007, Mr. Allen was responsible for analyzing and evaluating the creditworthiness of client companies at Marble Bridge Funding Group Inc., in Walnut Creek, CA. Marble Bridge Funding Group Inc. is a commercial finance company providing capital to entrepreneurial companies. For the period from October 2007 to January 14, 2008, Mr. Allen was not employed by USCF and did not engage in any business-related activity. Mr. Allen received a BA in Economics from the University of California at Berkeley in 1980. Mr. Allen is 56 years old.

The following individuals serve as independent directors of USCF.

Peter M. Robinson has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USBO and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since December 2005. Mr. Robinson has been employed as a Research Fellow with the Hoover Institution since 1993. The Hoover Institution is a public policy think tank located on the campus of Stanford University. Mr. Robinson graduated from Dartmouth College in 1979 and Oxford University in 1982. Mr. Robinson received an MBA from the Stanford University Graduate School of Business. Mr. Robinson has also written three books and has been published in the New York Times, Red Herring, and Forbes ASAP and he is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson is 55 years old.

In concluding that Mr. Robinson should serve as independent director of USCF, USCF considered his broad experience in the United States government, including his employment at the SEC, and his knowledge of and insight into public policy.

Gordon L. Ellis has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USBO and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Ellis was a founder and Chairman of International Absorbents, Inc., a NYSE listed company and the parent company of Absorption Corp., since July 1988, President and Chief Executive Officer since November 1996 and a Class I Director of the company since July 1985. Mr. Ellis was also a director of Absorption Corp., International Absorbents, Inc.’s wholly-owned subsidiary which is engaged in developing, manufacturing and marketing a wide range of animal care and industrial absorbent products. International Absorbents and Absorption Corp were sold to a private investment banking firm in May 2010. Mr. Ellis continues as a director of the privatized firm. Mr. Ellis was chairman and a founder of Polymer Solutions, Inc. from April 1986 to February 2004, a former publicly-held company that sold all of its assets to a senior coatings manufacturer effective February 3, 2004. Polymer Solutions previously developed and manufactured paints, coatings, stains and primers for wood furniture manufacturers. Mr. Ellis is founder and chairman of Lupaka Gold Corp. since November 2000, a Toronto Stock Exchange listed company developing a precious metal deposit in South America (from November 2000 to May 2010, Lupaka Gold Corp. was called Kcrok Enterprises Ltd.). Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). Mr. Ellis is a professional engineer with an MBA in international finance. Mr. Ellis is 66 years old.

In concluding that Mr. Ellis should serve as independent director of USCF, USCF considered his experience serving as the Chairman and Chief Executive Officer of a former publicly-traded corporation as well as his experience as an entrepreneur.

Malcolm R. Fobes III has been an independent director of USCF since September 30, 2005 and, as such, serves on the Board of USCF, which acts on behalf of USBO and the Related Public Funds. He has been listed with the CFTC as a Principal of USCF since November 2005. Mr. Fobes is the founder, Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940, that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Since June 1997, Mr. Fobes has been the Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Mr. Fobes also serves as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. From April 2000 to July 2006, Mr. Fobes also served as co-portfolio manager of The Wireless Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in companies engaged in the development, production, or distribution of wireless-related products or services. In these roles, Mr. Fobes has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Fobes was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes holds a B.S. degree in Finance with a minor in Economics from San Jose State University in California. Mr. Fobes is 48 years old.

In concluding that Mr. Fobes should serve as independent director of USCF, USCF considered his background as founder, Chairman and Chief Executive Officer of a registered investment adviser as well as Chairman, President, Chief Financial Officer and Portfolio Manager of a mutual fund investment company.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: Nicholas Gerber, Melinda Gerber, the Nicholas and Melinda Gerber Living Trust, Howard Mah, Andrew Ngim, Peter Robinson, Gordon Ellis, Malcolm Fobes, John Love, John Hyland, Ray Allen and Wainwright Holdings Inc. and Margaret Johnson. These individuals are Principals due to their positions, however, Nicholas Gerber and Melinda Gerber are also Principals due to their controlling stake in Wainwright. None of the Principals owns or has any other beneficial interest in USBO. John Love, Ray Allen and John Hyland make trading and investment decisions for USBO. John Love and Ray Allen execute trades on behalf of USBO. In addition, Nicholas Gerber and John Hyland are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members.

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

Compensation to USCF and Other Compensation

USBO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of USBO and other entities controlled by USCF. USBO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. USBO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of its daily average net assets. For 2012, USBO accrued aggregate management fees of $391,039.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2012, by the directors of USCF. USBO’s portion of the aggregate fees paid to the directors for the year ended December 31, 2012 was $5,401.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas Gerber	$0	NA	NA	NA	$0	$0	$0
Andrew F. Ngim	$0	NA	NA	NA	$0	$0	$0
Howard Mah	$0	NA	NA	NA	$0	$0	$0
Robert L. Nguyen(1)	$0	NA	NA	NA	$0	$0	$0
Independent Directors
Peter M. Robinson	$101,000	NA	NA	NA	$0	$0	$101,000
Gordon L. Ellis	$101,000	NA	NA	NA	$0	$0	$101,000
Malcolm R. Fobes III(2)	$121,000	NA	NA	NA	$0	$0	$121,000

(1)	Effective March 20, 2012, Mr. Nguyen resigned as a Management Director of USCF.
(2)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation in recognition of the additional responsibilities he has undertaken in this role.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Director Independence

In February 2013, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, USBO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14.	Principal Accountant Fees and Services.

The fees for services billed to USBO by its independent auditors for the last two fiscal years are as follows:

	2012	2011
Audit fees	$25,000	$25,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$25,000	$25,000

Audit fees consist of fees paid to Spicer Jeffries LLP for (i) the audit of USBO’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of USBO’s current reports on Form 8-K; (ii) the audit of USBO’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 63.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(2)	Fifth Amended and Restated Limited Liability Company Agreement of USCF.
3.3(3)	Third Amended and Restated Agreement of Limited Partnership.
10.1(4)	Form of Initial Authorized Purchaser Agreement.
10.2(4)	Custodian Agreement.
10.3(5)	Second Amendment Agreement to the Custodian Agreement.
10.4(4)	Administrative Agency Agreement.
10.5(5)	Second Amendment Agreement to the Administrative Agency Agreement.
10.6(6)	Marketing Agent Agreement.
10.7(3)	Second Amendment Agreement to the Marketing Agent Agreement.
10.8(7)	Form of United States Commodity Funds LLC Director Deferred Compensation Agreement.
14.1(3)	Code of Ethics.
31.1(3)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(3)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(3)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(3)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
99.1(4)	Customer Agreement for Futures Contracts.
101.INS(8)	XBRL Instance Document.
101.SCH(8)	XBRL Taxonomy Extension Schema.
101.CAL(8)	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF(8)	XBRL Taxonomy Extension Definition Linkbase.
101.LAB(8)	XBRL Taxonomy Extension Label Linkbase.
101.PRE(8)	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162015) filed on September 18, 2009.
(2)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the Year ended December 31, 2011, filed on March 28, 2012.
(3)	Filed herewith.
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 2, 2010.
(5)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 16, 2010.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on April 1, 2010.
(8)	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: March 26, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 26, 2013
Nicholas D. Gerber

/s/ Howard Mah	Management Director	March 26, 2013
Howard Mah

/s/ Andrew Ngim	Management Director	March 26, 2013
Andrew Ngim

/s/ Peter M. Robinson	Independent Director	March 26, 2013
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 26, 2013
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 26, 2013
Malcolm R. Fobes III

