Form 10-Q
period 2013-03-31
United States Brent Oil Fund, LP
filed 2013-05-15
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2013 (Unaudited) and December 31, 2012

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$42,673,401	$39,506,019
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	3,081,767	4,934,103
Unrealized gain on open commodity futures contracts	77,060	739,330
Receivable from General Partner (Note 3)	14,868	47,248
Dividend receivable	722	1,036
Other assets	3,672	827

Total assets	$45,851,490	$45,228,563

Liabilities and Partners' Capital
Professional fees payable	$30,882	$125,339
General Partner management fees payable (Note 3)	27,700	28,273
Brokerage commissions payable	1,071	1,221
Other liabilities	1,127	1,109

Total liabilities	60,780	155,942

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	45,790,710	45,072,621
Total Partners' Capital	45,790,710	45,072,621

Total liabilities and partners' capital	$45,851,490	$45,228,563

Limited Partners' units outstanding	550,000	550,000
Net asset value per unit	$83.26	$81.95
Market value per unit	$83.17	$82.07

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2013

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Long
Foreign Contracts
ICE Brent Crude Oil Futures CO May 2013 contracts, expiring April 2013	416	$77,060	0.17

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.08%, 5/30/2013	$1,700,000	$1,699,791	3.71

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	502,749	502,749	1.10
Goldman Sachs Financial Square Funds - Government Fund - Class FS	4,002,270	4,002,270	8.74
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	11,510,274	11,510,274	25.14
Wells Fargo Advantage Government Money Market Fund - Class I	10,000,497	10,000,497	21.84
Total Money Market Funds		26,015,790	56.82
Total Cash Equivalents		$27,715,581	60.53

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31, 2013	Three months ended March 31, 2012
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain on closed positions	$1,440,840	$6,361,470
Change in unrealized gain (loss) on open positions	(662,270)	1,154,200
Dividend income	2,259	1,263
Interest income	995	2,249
Other income	4,900	4,550

Total income	786,724	7,523,732

Expenses
General Partner management fees (Note 3)	80,291	105,515
Professional fees	30,882	29,056
Brokerage commissions	8,402	9,947
Other expenses	2,284	2,144

Total expenses	121,859	146,662

Expense waiver (Note 3)	(14,868)	(8,066)

Net expenses	106,991	138,596

Net income	$679,733	$7,385,136
Net income per limited partnership unit	$1.31	$11.76
Net income per weighted average limited partnership unit	$1.32	$10.86
Weighted average limited partnership units outstanding	516,111	680,220

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$45,072,621	$45,072,621
Addition of 450,000 partnership units	–	38,093,572	38,093,572
Redemption of 450,000 partnership units	–	(38,055,216)	(38,055,216)
Net income	–	679,733	679,733

Balances, at March 31, 2013	$–	$45,790,710	$45,790,710

Net Asset Value Per Unit:
At December 31, 2012			$81.95
At March 31, 2013			$83.26

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2013 and 2012

	Three months ended March 31, 2013	Three months ended March 31, 2012
Cash Flows from Operating Activities:
Net income	$679,733	$7,385,136
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	1,852,336	(1,351,996)
Unrealized (gain) loss on open futures contracts	662,270	(1,154,200)
Decrease in receivable from General Partner	32,380	96,365
(Increase) decrease in dividend receivable	314	(260)
Increase in interest receivable	–	(12)
Increase in other assets	(2,845)	(4,658)
Decrease in professional fees payable	(94,457)	(117,466)
Increase (decrease) in General Partner management fees payable	(573)	11,882
Increase (decrease) in brokerage commissions payable	(150)	295
Increase in other liabilities	18	196
Net cash provided by operating activities	3,129,026	4,865,282

Cash Flows from Financing Activities:
Addition of partnership units	38,093,572	49,776,251
Redemption of partnership units	(38,055,216)	(33,970,966)
Net cash provided by financing activities	38,356	15,805,285

Net Increase in Cash and Cash Equivalents	3,167,382	20,670,567

Cash and Cash Equivalents, beginning of period	39,506,019	29,961,706
Cash and Cash Equivalents, end of period	$42,673,401	$50,632,273

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2013 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”).  The investment objective of USBO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USBO’s expenses.  It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil.  It is not the intent of USBO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USBO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USBO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of March 31, 2013, USBO held 416 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

USBO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31.  USCF is responsible for the management of USBO.  USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005.  USCF is also the general partner of the United States Oil Fund, LP (“USOF”), the United States Natural Gas Fund, LP (“USNG”), the United States 12 Month Oil Fund, LP (“US12OF”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP) (“USDHO”), which listed their limited partnership units on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively.  As a result of the acquisition of the AMEX by NYSE Euronext, each of USOF’s, USNG’s, US12OF’s, UGA’s and USDHO’s units commenced trading on the NYSE Arca on November 25, 2008.  USCF is also the general partner of the United States Short Oil Fund, LP (“USSO”) and the United States 12 Month Natural Gas Fund, LP (“US12NG”), which listed their limited partnership units on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively.  USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their units on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and USMI on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.” USCF has also filed registration statements to register units of the United States Sugar Fund (“USSF”), the United States Natural Gas Double Inverse Fund (“UNGD”), the United States Gasoil Fund (“USGO”) and the United States Asian Commodities Basket Fund (“UAC”), each a series of the United States Commodity Funds Trust I, and the US Golden Currency Fund (“HARD”), a series of the United States Currency Funds Trust. USSF, UNGD, USGO and HARD are currently not available to the public, as such funds are still in the process of review by various regulatory agencies which have regulatory authority over USCF and such funds. UAC has been declared effective by the regulatory agencies, which have regulatory authority over USCF and UAC, but at the time of the filing of this quarterly report on Form 10-Q, UAC has not been made available to the public.

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

From July 1, 2011 through March 31, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to USBO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USBO but rather at market prices quoted on such exchange.

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”).  On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.”  USBO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000.  USBO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil.  As of March 31, 2013, USBO had registered a total of 50,000,000 units.

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

In accordance with GAAP, USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USBO is not subject to income tax return examinations by major taxing authorities for years before 2009.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets.  However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof.  USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed.  No interest expense or penalties have been recognized as of and for the period ended March 31, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period.  The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at March 31, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2013 and 2012, USBO did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance for USBO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USBO and the Related Public Funds organized as limited partnerships and, as of July 8, 2012, the Related Public Funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for USBO and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO.  These costs are estimated to be $115,000 for the year ending December 31, 2013.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USBO pays all brokerage fees and other expenses in connection with the operation of USBO, excluding costs and expenses paid by USCF as outlined in Note 4 below.  USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2013, USCF waived $14,868 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 – CONTRACTS AND AGREEMENTS

USBO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for USBO as outlined in the agreement.  The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on USBO’s assets up to $3 billion and 0.04% on USBO’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of USBO’s offering.

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

USBO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”).  The agreement requires UBS Securities to provide services to USBO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USBO’s account.  In accordance with the agreement, UBS Securities charges USBO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USBO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USBO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USBO also incurs commissions to brokers for the purchase and sales of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $8,402. Of this amount, approximately $2,163 was a result of rebalancing costs and approximately $6,238 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $9,947. Of this amount, approximately $7,967 was the result of rebalancing costs and approximately $1,904 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USBO’s total net assets during the three months ended March 31, 2013. The decrease in total net assets required USBO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the three months ended March 31, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2013 represents approximately 0.08% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2012 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USBO were exchange-traded through March 31, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USBO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USBO’s cash in money market funds that seek to maintain a stable per unit NAV. USBO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2013 and December 31, 2012, USBO held investments in money market funds in the amounts of $26,015,790 and $38,015,790, respectively. USBO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of March 31, 2013 and December 31, 2012, USBO held cash deposits and investments in Treasuries in the amounts of $19,739,378 and $6,424,332, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USBO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the three months ended March 31, 2013 and 2012 for the unitholders.  This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2013 (Unaudited)	For the three months ended March 31, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$81.95	$74.54
Total income (loss)	1.52	11.96
Total expenses	(0.21)	(0.20)
Net increase in net asset value	1.31	11.76
Net asset value, end of period	$83.26	$86.30

Total Return	1.60%	15.78%

Ratios to Average Net Assets
Total income (loss)	1.81%	13.30%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.39%	0.29%
Expenses waived*	(0.14)%	(0.06)%
Net expenses excluding management fees*	0.25%	0.23%
Net income (loss)	1.57%	13.05%

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

The following table summarizes the valuation of USBO’s securities at March 31, 2013 using the fair value hierarchy:

At March 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$27,715,581	$27,715,581	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	77,060	77,060	—	—

During the three months ended March 31, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USBO’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$40,715,676	$40,715,676	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	739,330	739,330	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

USBO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$77,060	$739,330

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2013		For the three months ended March 31, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$1,440,840		$6,361,470

	Change in unrealized gain (loss) on open positions		$(662,270)		$1,154,200

NOTE 8 – OFFSETTING ASSETS AND LIABILITIES

USBO is required to disclose offsetting assets and liabilities represented in the Condensed Statements of Financial Condition to disclose information to enable users of these financial statements to evaluate the effect or potential effect of netting arrangements on its financial position for recognized assets and liabilities. These recognized assets and liabilities as defined in the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11 “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities” and subsequently clarified in FASB ASU 2013-01 “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” The derivative instruments include all futures contracts including exchange-traded futures contracts.

Offsetting of Financial Assets and Derivative Assets as of March 31, 2013 and December 31, 2012

Assets	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amounts of Assets Presented in the Statements of Financial Condition

At March 31, 2013:
Futures contracts	$77,060	$—	$77,060

At December 31, 2012:
Futures contracts	$739,330	$—	$739,330

Financial Assets, Derivative Assets, and Collateral Held by Counterparty as of March 31, 2013 and December 31, 2012

		Gross Amounts Not Offset in the Statements of Financial Condition
	Net Amounts of Assets Presented in the Statements of Financial Condition (A)	Financial Instruments Collateral Received (B)	Cash Collateral Received (C)	Net Amount (D)=(A)-(B)-(C)

At March 31, 2013:
UBS Securities	$77,060	$—	$—	$77,060

At December 31, 2012:
UBS Securities	$739,330	$—	$—	$739,330

NOTE 9 – SUBSEQUENT EVENTS

USBO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the Commodity Futures Trading Commission (the “CFTC”) and the futures exchanges have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by USBO is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If USBO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor USBO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USBO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USBO could be ordered to reduce its aggregate net position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2013, USBO held 416 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2013, USBO did not exceed accountability levels on ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and positions limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USBO will run up against such position limits because USBO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2013, USBO did not exceed any position limits imposed by the ICE Futures and the NYMEX.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law, as exemplified by the various discussions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some specific examples of how the new Dodd-Frank Act provisions and rules adopted thereunder could impact USBO are discussed below.

Futures Contracts and Position Limits

The CFTC is prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

In October 2011, the CFTC adopted rules that impose new position limits on Referenced Contracts (as defined below) involving 28 energy, metals and agricultural commodities (the “Position Limit Rules”). The Position Limit Rules were scheduled to become effective on October 12, 2012. However, on September 28, 2012, the United States District Court for the District of Columbia vacated these regulations on the basis of ambiguities in the provisions of the Commodity Exchange Act (“CEA”) (as modified by the Dodd-Frank Act) upon which the regulations were based. In its September 28, 2012 decision, the court remanded the Position Limit Rules to the CFTC with instructions to use its expertise and experience to resolve the ambiguities in the statute. On November 15, 2012, the CFTC indicated that it will move forward with an appeal of the District Court’s decision to vacate the Position Limit Rules. At this time, it is not possible to predict how the CFTC’s appeal could affect USBO, but it may be substantial and adverse. Furthermore, until such time as the appeal is resolved or, if applicable revisions to the Position Limit Rules are proposed and adopted, the regulatory architecture in effect prior to the enactment of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, USBO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the vacated Position Limit Rules would have required the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. The CFTC is presently considering new aggregation rules, under a rulemaking proposal that is distinct from the Position Limit Rules. At this time, it is unclear how any modified aggregation rules may affect USBO, but it may be substantial and adverse. By way of example, the aggregation rules in combination with any potential revised Position Limit Rules may negatively impact the ability of USBO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of USBO.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps. Determination on other types of swaps are expected in the future, and, when finalized, could require USBO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On November 14, 2012, the CFTC proposed new regulations that would require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The proposed rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard their continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner. The final regulations have not yet been adopted.

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

Under a second letter, all swap dealers have until April 30, 2013 to report certain information about their counterparties, including: status as a major swap participant, a financial entity, a U.S. person or a commercial end-user.

On December 18, 2012, the CFTC deferred the compliance date for many of the Dodd-Frank Act’s external business conduct standards from December 31, 2012 to May 1, 2013, and for some requirements to July 1, 2013, providing swap dealers an additional four to six months from the original compliance date.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as USBO) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as USBO), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on Brent oil) begin on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

The effect of the future regulatory change on USBO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a commodity pool operator (“CPO”) and a swaps firm (pending) with the CFTC, is authorized by the Third Amended and Restated Agreement of Limited Partnership of USBO (the “LP Agreement”) to manage USBO. USCF is authorized by USBO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with an upward trend during the three months ended March 31, 2013.  The price of the Benchmark Futures Contract started the period at $111.11 per barrel.  The Benchmark Futures Contract reached its high for the period on February 14, 2013 at $118.00 per barrel and reached its low for the period on March 19, 2013 when the price dropped to $107.45 per barrel.  The period ended with the Benchmark Futures Contract at $110.02 per barrel, down approximately 0.98% over the period.  USBO’s per unit NAV began the period at $81.95 and ended the period at $83.26 on March 31, 2013, an increase of approximately 1.60% over the period.  USBO’s per unit NAV reached its high for the period on February 14, 2013 at $88.60 and reached its low for the period on March 19, 2013 at $81.34. The Benchmark Futures Contract prices listed above began with the February 2013 contract and ended with the May 2013 contract.  The decrease of approximately 0.98% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result.  Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark.”

During the three months ended March 31, 2013, the level of contango in U.S. crude oil markets remained mild, meaning that the price of the near month crude oil Futures Contract was less than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories in the United States, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010.  During the year ended December 31, 2010, crude oil inventories began to climb higher; however, beginning mid-2012 inventories outside the U.S. were at their lowest levels in nine years. Although the market was tight, global markets were keeping prices low and the futures market in contango, when otherwise, due to inventory, it was more in a backwardation environment. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the three months ended March 31, 2013. The Brent crude oil futures market moved into a very mild backwardation through the end of March 2013.  During the three months ended March 31, 2013, the Brent crude oil market remained in backwardation. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.”  On that day, USBO established its initial offering price at $50.00 per unit and issued 200,000 units to the initial authorized purchaser in exchange for $10,000,000 in cash.

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units.  As of March 31, 2013, USBO had issued 4,550,000 units, 550,000 of which were outstanding.  As of March 31, 2013, there were 45,450,000 units registered but not yet issued.

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

As of March 31, 2013, USBO had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

As of March 31, 2013, the total unrealized gain on Futures Contracts owned or held on that day was $77,060 and USBO established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $45,755,168. USBO held 93.26% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 6.74% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on March 31, 2013 was $83.26.

By comparison, as of March 31, 2012, the total unrealized gain on Futures Contracts owned or held on that day was $237,630, and USBO established cash deposits and investments in Treasuries and money market funds that were equal to $60,285,086. USBO held 83.99% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 16.01% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM.  The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for March 31, 2013, as compared to March 31, 2012, was the result of USBO’s smaller size as of March 31, 2013 as measured by total net assets. The ending per unit NAV on March 31, 2012 was $86.30. The decrease in the per unit NAV for March 31, 2013, as compared to March 31, 2012, was primarily a result of lower prices for crude oil and the related decrease in the value of the Futures Contracts that USBHO had invested in between the three months ended March 31, 2012 and the three months ended March 31, 2013.

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

During the three months ended March 31, 2013, the average daily total net assets of USBO were $43,416,531. The management fee incurred by USBO during the period amounted to $80,291. By comparison, during the three months ended March 31, 2012, the average daily total net assets of USBO were $56,583,833.  The management fee paid by USBO during the period amounted to $105,515.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The gross total of these fees and expenses for the three months ended March 31, 2013 was $41,568, as compared to $41,147 for the three months ended March 31, 2012. The increase in gross total expenses excluding management fees for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, was primarily the result of USBO’s increased legal, accounting, printing and other expenses associated therewith during the three months ended March 31, 2013. For the three months ended March 31, 2013 and 2012, USBO did not incur any fees or other expenses relating to the registration or offering of additional units. During the three months ended March 31, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver was $14,868 for the three months ended March 31, 2013 and $8,066 for the three months ended March 31, 2012.  For the three months ended March 31, 2013 and 2012, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $121,859 and $146,662, respectively, and after allowance for the expense waiver, totaled $106,991 and $138,596, respectively.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of USBO and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP (formerly, the United States Heating Oil Fund, LP), the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of USBO and the Related Public Funds organized as limited partnerships and, as of July 8, 2012, the Related Public Funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for USBO and the Related Public Funds. By comparison, for the year ended December 31, 2012, these fees and expenses amounted to a total of $540,586 for USBO and the Related Public Funds. USBO’s portion of such fees and expenses for the year ended December 31, 2012 was $9,844.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries.  During the three months ended March 31, 2013, total commissions accrued to brokers amounted to $8,402. Of this amount, approximately $2,163 was a result of rebalancing costs and approximately $6,238 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2012, total commissions accrued to brokers amounted to $9,947. Of this amount, approximately $7,967 was the result of rebalancing costs and approximately $1,904 was the result of trades necessitated by creation and redemption activity. The decrease in total commissions accrued to brokers for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USBO’s total net assets during the three months ended March 31, 2013. The decrease in total net assets required USBO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the three months ended March 31, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2013 represents approximately 0.08% of average daily total net assets.  By comparison, the figure for the three months ended March 31, 2012 represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO.  These costs are estimated to be $115,000 for the year ending December 31, 2013.  USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least June 30, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2013, USCF waived $14,868 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended March 31, 2013, USBO earned $3,254 in dividend and interest income on such Treasuries, cash and/or cash equivalents.  Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%.  USBO purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2012, USBO earned $3,512 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.02%.  USBO purchased Treasuries during the three months ended March 31, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USBO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. As a result, the amount of income earned by USBO as a percentage of average daily total net assets was higher during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

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

For the 30-valuation days ended March 31, 2013, the simple average daily change in the Benchmark Futures Contract was (0.197)%, while the simple average daily change in the per unit NAV of USBO over the same time period was (0.200)%.  The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (1.251)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of USBO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended March 31, 2013.  The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to March 31, 2013, the simple average daily change in the Benchmark Futures Contract was 0.088%, while the simple average daily change in the per unit NAV of USBO over the same time period was (0.084)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.903)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the three months ended March 31, 2013, the actual total return of USBO as measured by changes in its per unit NAV was 1.60%. This is based on an initial per unit NAV of $81.95 as of December 31, 2012 and an ending per unit NAV as of March 31, 2013 of $83.26.  During this time period, USBO made no distributions to its unitholders.  However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $83.44 as of March 31, 2013, for a total return over the relevant time period of 1.82%. The difference between the actual per unit NAV total return of USBO of 1.60% and the expected total return based on the Benchmark Futures Contract of 1.82% was an error over the time period of (0.22)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings.  During the three months ended March 31, 2013, USBO earned dividend and interest income of $3,254, which is equivalent to a weighted average income rate of approximately 0.03% for such period.  In addition, during the three months ended March 31, 2013, USBO also collected $4,900 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual total return.  During the three months ended March 31, 2013, USBO incurred net expenses of $106,991.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(98,837), which is equivalent to an annualized weighted average net income rate of approximately (0.92)% for the three months ended March 31, 2013.

By comparison, for the three months ended March 31, 2012, the actual total return of USBO as measured by changes in its per unit NAV was 15.78%. This was based on an initial per unit NAV of $74.54 as of December 31, 2011 and an ending per unit NAV as of March 31, 2012 of $86.30. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $86.51 as of March 31, 2012, for a total return over the relevant time period of 16.06%. The difference between the actual per unit NAV total return of USBO of 15.78% and the expected total return based on the Benchmark Futures Contract of 16.06% was an error over the time period of (0.28)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO paid, offset in part by the income that USBO collected on its cash and cash equivalent holdings. During the three months ended March 31, 2012, USBO earned dividend and interest income of $3,512, which was equivalent to a weighted average income rate of approximately 0.02% for such period. In addition, during the three months ended March 31, 2012, USBO also collected $4,550 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual total return. During the three months ended March 31, 2012, USBO incurred net expenses of $138,596. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(130,534), which was equivalent to an annualized weighted average net income rate of approximately (0.93)% for the three months ended March 31, 2012.

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade.  In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per unit NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash, cash equivalents and Treasuries. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the three months ended March 31, 2013.  Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV. When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), USBO will realize a net yield that will tend to cause daily changes in the per unit NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2013, USBO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.08% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.17% for other net expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.97)% and affected USBO’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease.  Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USBO will to continue to be higher than interest earned by USBO. As such, USCF anticipates that USBO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USBO.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract.  During the three months ended March 31, 2013, USBO did not hold any Other Crude Oil-Related Investments. If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil.  If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation.  If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango.  The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between March 31, 2003 and March 31, 2013.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008.  Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep.  Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010.  The crude oil futures market remained in contango through 2010 and 2012.  The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2012.  The Brent crude oil futures market moved into a very mild backwardation through the end of December 2012. During the three months ended March 31, 2013, the Brent crude oil market remained in backwardation. As of March 31, 2013, U.S. crude oil markets remained mildly in contango while the market for Brent crude oil was mildly in backwardation. The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

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

Brent Crude Oil Market. During the three months ended March 31, 2013, Brent crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of Brent crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC's ability to replace Iranian oil currently subject to embargo is not unlimited. Brent crude oil prices finished the first quarter of 2013 approximately 0.01% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between March 31, 2003 and March 31, 2013, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.  It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of diesel-heating oil, large cap U.S. equities or U.S. government bonds.  However, movements in Brent crude oil had a strong positive correlation to movements in unleaded gasoline and U.S. West Texas Intermediate (WTI) crude oil. Brent crude oil was also positively, yet mildly correlated with global equities.

Correlation Matrix March 31, 2003 - 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Diesel-Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.266)	0.965	0.393	0.260	0.373	0.379
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.255)	(0.271)	(0.266)	(0.260)	(0.273)
Global Equities (FTSE World Index)			1.000	0.462	0.305	0.443	0.455
Crude Oil (WTI)				1.000	0.732	0.851	0.946
Unleaded Gasoline					1.000	0.765	0.773
Diesel-Heating Oil						1.000	0.295
Brent Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table.  Over the one-year period ended March 31, 2013, Brent crude oil had a positive correlation with WTI Crude Oil and unleaded gasoline. The correlation between Brent crude oil and both large cap U.S. equities and global equities, which had been essentially non-correlated over the ten-year period ended March 31, 2013, displayed results that indicated that they had a stronger positive correlation over this shorter time period. Finally, the results showed that Brent crude oil, diesel-heating oil and U.S. governments bonds, which had essentially been non-correlated for the ten-year period ended March 31, 2013, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended March 31, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel-Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.723)	0.919	0.674	0.741	0.635	0.620
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.737)	(0.359)	(0.469)	(0.425)	(0.402)
Global Equities (FTSE World Index)			1.000	0.727	0.575	0.725	0.687
Crude Oil (WTI)				1.000	0.588	0.867	0.873
Unleaded Gasoline					1.000	0.586	0.645
Diesel-Heating Oil						1.000	(0.335)
Brent Oil							1.000

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

USBO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests.  USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in USBO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from USBO’s investments in money market funds and Treasuries is paid to USBO. During the three months ended March 31, 2013, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2013, USBO used other assets to pay expenses, which could cause a drop in USBO’s NAV over time. To the extent expenses exceed income, USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2013, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USBO by following various trading limitations and policies. In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure.  UBS Securities LLC, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading.  These FCMs are not allowed to commingle USBO’s assets with their other assets.  In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading.  During the three months ended March 31, 2013, the only foreign exchange on which USBO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2013, USBO held cash deposits and investments in Treasuries and money market funds in the amount of $45,755,168 with the custodian and FCM.  Some or all of this amount may be subject to loss should USBO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2013, USBO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of USBO. While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

European Sovereign Debt

USBO had no direct exposure to European sovereign debt as of March 31, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2013, USBO’s portfolio consisted of 416 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe.  As of March 31, 2013, USBO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

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

During the three months ended March 31, 2013, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USBO was not exposed to counterparty risk.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in USBO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 26, 2013.

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

Date: May 15, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2013

