Form 10-Q
period 2013-06-30
United States Brent Oil Fund, LP
filed 2013-08-09
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2013 (Unaudited) and December 31, 2012

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$35,888,564	$39,506,019
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	2,861,532	4,934,103
Unrealized gain on open commodity futures contracts	192,090	739,330
Receivable from General Partner (Note 3)	29,519	47,248
Dividend receivable	583	1,036
Other assets	2,683	827

Total assets	$38,974,971	$45,228,563

Liabilities and Partners' Capital
Professional fees payable	$62,004	$125,339
General Partner management fees payable (Note 3)	26,135	28,273
Brokerage commissions payable	1,231	1,221
Other liabilities	1,324	1,109

Total liabilities	90,694	155,942

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	38,884,277	45,072,621
Total Partners' Capital	38,884,277	45,072,621

Total liabilities and partners' capital	$38,974,971	$45,228,563

Limited Partners' units outstanding	500,000	550,000
Net asset value per unit	$77.77	$81.95
Market value per unit	$77.67	$82.07

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2013

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO August 2013 contracts, expiring July 2013*	381	$192,090	0.49

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 11/21/2013	$2,200,000	$2,199,476	5.66

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	502,749	502,749	1.29
Goldman Sachs Financial Square Funds - Government Fund - Class FS	4,002,270	4,002,270	10.29
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	11,510,274	11,510,274	29.60
Wells Fargo Advantage Government Money Market Fund - Class I	10,000,498	10,000,497	25.72
Total Money Market Funds		26,015,790	66.90
Total Cash Equivalents		$28,215,266	72.56

* Collateral amounted to $2,861,454 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2013 and 2012

	Three months ended June 30, 2013	Three months ended June 30, 2012	Six months ended June 30, 2013	Six months ended June 30, 2012
Income
Gain (loss) on trading of commodity contracts:
Realized loss on closed positions	$(2,997,830)	$(9,854,010)	$(1,556,990)	$(3,492,540)
Change in unrealized gain (loss) on open positions	115,030	(806,290)	(547,240)	347,910
Dividend income	1,747	3,150	4,006	4,413
Interest income	1,511	746	2,506	2,995
Other income	1,050	1,400	5,950	5,950

Total loss	(2,878,492)	(10,655,004)	(2,091,768)	(3,131,272)

Expenses
General Partner management fees (Note 3)	82,571	91,372	162,862	196,887
Professional fees	31,122	29,057	62,004	58,113
Brokerage commissions	7,888	7,194	16,290	17,141
Other expenses	2,370	2,588	4,654	4,732

Total expenses	123,951	130,211	245,810	276,873

Expense waiver (Note 3)	(14,651)	(10,782)	(29,519)	(18,848)

Net expenses	109,300	119,429	216,291	258,025

Net loss	$(2,987,792)	$(10,774,433)	$(2,308,059)	$(3,389,297)
Net loss per limited partnership unit	$(5.49)	$(16.93)	$(4.18)	$(5.17)
Net loss per weighted average limited partnership unit	$(5.43)	$(16.95)	$(4.28)	$(5.15)
Weighted average limited partnership units outstanding	550,000	635,714	539,503	657,967

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the six months ended June 30, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$45,072,621	$45,072,621
Addition of 500,000 partnership units	–	41,878,777	41,878,777
Redemption of 550,000 partnership units	–	(45,759,062)	(45,759,062)
Net loss	–	(2,308,059)	(2,308,059)

Balances, at June 30, 2013	$–	$38,884,277	$38,884,277

Net Asset Value Per Unit:
At December 31, 2012			$81.95
At June 30, 2013			$77.77

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2013 and 2012

	Six months ended June 30, 2013	Six months ended June 30, 2012
Cash Flows from Operating Activities:
Net loss	$(2,308,059)	$(3,389,297)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease in commodity futures trading account – cash and cash equivalents	2,072,571	1,258,987
Unrealized (gain) loss on futures contracts	547,240	(347,910)
Decrease in receivable from General Partner	17,729	85,583
(Increase) decrease in dividend receivable	453	(620)
Decrease in interest receivable	–	11
Increase in other assets	(1,856)	(3,064)
Decrease in professional fees payable	(63,335)	(88,409)
Decrease in General Partner management fees payable	(2,138)	(6,642)
Increase in brokerage commissions payable	10	290
Increase in other liabilities	215	21
Net cash provided by (used in) operating activities	262,830	(2,491,050)

Cash Flows from Financing Activities:
Addition of partnership units	41,878,777	61,112,049
Redemption of partnership units	(45,759,062)	(49,903,149)
Net cash provided by (used in) financing activities	(3,880,285)	11,208,900

Net Increase (Decrease) in Cash and Cash Equivalents	(3,617,455)	8,717,850

Cash and Cash Equivalents, beginning of period	39,506,019	29,961,706
Cash and Cash Equivalents, end of period	$35,888,564	$38,679,556

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2013 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”).  USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”).  The investment objective of USBO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USBO’s expenses.  It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil.  It is not the intent of USBO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USBO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USBO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of June 30, 2013, USBO held 381 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

From July 1, 2011 through June 30, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to USBO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USBO but rather at market prices quoted on such exchange.

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”).  On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.”  USBO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000.  USBO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of June 30, 2013, USBO had registered a total of 45,450,000 units.

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

In accordance with GAAP, USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position.  USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USBO is not subject to income tax return examinations by major taxing authorities for years before 2009.  The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets.  However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof.  USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period.  The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit.  The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period.  There were no units held by USCF at June 30, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2013 and 2012, USBO did not incur registration fees and other offering expenses.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USBO pays all brokerage fees and other expenses in connection with the operation of USBO, excluding costs and expenses paid by USCF as outlined in Note 4 below.  USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2013, USCF waived $29,519 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

The above fee does not include the following expenses, which are also borne by USCF: the cost of placing advertisements in various periodicals; website construction and development; or the printing and production of various marketing materials.

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

USBO has entered into a brokerage agreement with UBS Securities LLC (“UBS Securities”).  The agreement requires UBS Securities to provide services to USBO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through UBS Securities for USBO’s account.  In accordance with the agreement, UBS Securities charges USBO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USBO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USBO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USBO also incurs commissions to brokers for the purchase and sales of Futures Contracts, Other Natural Gas-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $16,290. Of this amount, approximately $13,930 was a result of rebalancing costs and approximately $2,360 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $17,141. Of this amount, approximately $14,737 was the result of rebalancing costs and approximately $2,404 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USBO’s total net assets during the six months ended June 30, 2013. The decrease in total net assets required USBO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the six months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.08% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USBO were exchange-traded through June 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties.  However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance.  The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction.  USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USBO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USBO’s cash in money market funds that seek to maintain a stable per unit NAV. USBO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2013 and December 31, 2012, USBO held investments in money market funds in the amounts of $26,015,790 and $38,015,790, respectively. USBO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of June 30, 2013 and December 31, 2012, USBO held cash deposits and investments in Treasuries in the amounts of $12,734,306 and $6,424,332, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USBO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the six months ended June 30, 2013 and 2012 for the unitholders.  This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2013 (Unaudited)	For the six months ended June 30, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$81.95	$74.54
Total income (loss)	(3.78)	(4.78)
Total expenses	(0.40)	(0.39)
Net decrease in net asset value	(4.18)	(5.17)
Net asset value, end of period	$77.77	$69.37

Total Return	(5.10)%	(6.94)%

Ratios to Average Net Assets
Total income (loss)	(4.78)%	(5.93)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.38%	0.30%
Expenses waived*	(0.13)%	(0.07)%
Net expenses excluding management fees*	0.25%	0.23%
Net income (loss)	(5.27)%	(6.42)%

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

The following table summarizes the valuation of USBO’s securities at June 30, 2013 using the fair value hierarchy:

At June 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$28,215,266	$28,215,266	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	192,090	192,090	—	—

During the six months ended June 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USBO’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$40,715,676	$40,715,676	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	739,330	739,330	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

USBO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$192,090	$739,330

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2013		For the six months ended June 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized loss on closed positions	$(1,556,990)		$(3,492,540)

	Change in unrealized gain (loss) on open positions		$(547,240)		$347,910

NOTE 8 – SUBSEQUENT EVENTS

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If USBO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor USBO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USBO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USBO could be ordered to reduce its aggregate net position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of June 30, 2013, USBO held 381 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the six months ended June 30, 2013, USBO did not exceed accountability levels on ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and positions limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USBO will run up against such position limits because USBO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2013, USBO did not exceed any position limits imposed by the ICE Futures and the NYMEX.

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

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (which are referred to in the Dodd-Frank Act as “derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if USBO enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require USBO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organization, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

On April 11, 2013, the CFTC published a final rule to exempt swaps between certain affiliated entities within a corporate group from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

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

Additionally, the CFTC published rules on February 17, 2012 and April 3, 2012 that require “swap dealers” and “major swap participants” to: 1) adhere to business conduct standards, 2) implement policies and procedures to ensure compliance with the CEA and 3) maintain records of such compliance. These new requirements may impact the documentation requirements for both cleared and non-cleared swaps and cause swap dealers and major swap participants to face increased compliance costs that, in turn, may be passed along to counterparties (such as USBO) in the form of higher fees and expenses that related to trading swaps. On July 27, 2013, the Division of Swap Dealer and Intermediary Oversight issued a time-limited no-action letter delaying the implementation of some of the documentation requirements placed on “swap dealers” and “major swap participants” for certain foreign-exchange forwards and swaps until September 1, 2013.

On April 5, 2013, the CFTC’s Division of Clearing and Risk issued a letter granting no-action relief from certain swap data reporting requirements for swaps entered into between affiliated counterparties. In general, the letter grants relief from, among others: real-time, historical and regular swap reporting (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively).

On April 9, 2013, the CFTC’s Division of Market Oversight issued a letter granting time-limited no-action relief to non-swap dealer, non-major swap participant counterparties from the real-time, regular and historical swap reporting requirements (under Part 43, Part 45 and Part 46 of the CFTC’s regulations, respectively). The regular reporting requirements (Part 45 of the CFTC regulations) for interest rate and credit swaps of a financial entity (including a commodity pool such as USBO) began on April 10, 2013. The letter delays implementation of the reporting requirements based upon the asset class underlying the swap and the classification of the reporting counterparty. For a financial entity (including a commodity pool such as USBO), regular reporting requirements for equity, foreign exchange and other commodity swaps (including swaps on Brent oil) began on May 29, 2013 and reporting of all historical swaps for all asset classes begins on September 30, 2013.

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

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with a downward trend during the six months ended June 30, 2013.  The price of the Benchmark Futures Contract started the period at $111.11 per barrel.  The Benchmark Futures Contract reached its high for the period on February 14, 2013 at $118.00 per barrel and reached its low for the period on April 17, 2013 when the price dropped to $97.69 per barrel.  The period ended with the Benchmark Futures Contract at $102.16 per barrel, down approximately 8.06% over the period.  USBO’s per unit NAV began the period at $81.95 and ended the period at $77.77 on June 30, 2013, a decrease of approximately 5.10% over the period.  USBO’s per unit NAV reached its high for the period on February 14, 2013 at $88.60 and reached its low for the period on April 17, 2013 at $74.02. The Benchmark Futures Contract prices listed above began with the February 2013 contract and ended with the August 2013 contract.  The decrease of approximately 8.06% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result.  Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark.”

During the six months ended June 30, 2013, crude oil moved into a mild state of backwardation, meaning that the price of the near month crude oil Futures Contract was greater than the price of the next month crude oil Futures Contract, or contracts further away from expiration. Crude oil inventories in the United States, which reached historic levels in January 2009 and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the remainder of 2009 and the beginning of 2010.  During the year ended December 31, 2010, crude oil inventories began to climb higher; however, beginning mid-2012 inventories outside the U.S. were at their lowest levels in nine years. Although the market was tight, global markets were keeping prices low and the futures market in contango, when otherwise, due to inventory, it was more in a backwardation environment. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the six months ended June 30, 2013. The Brent crude oil futures market moved into a very mild backwardation through the end of March 2013.  During the six months ended June 30, 2013, the Brent crude oil market remained in backwardation. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units.  As of June 30, 2013, USBO had issued 4,600,000 units, 500,000 of which were outstanding.  As of June 30, 2013, there were 45,400,000 units registered but not yet issued.

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

As of June 30, 2013, USBO had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

As of June 30, 2013, the total unrealized gain on Futures Contracts owned or held on that day was $192,090 and USBO established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $38,750,096. USBO held 92.62% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 7.38% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on June 30, 2013 was $77.77.

By comparison, as of June 30, 2012, the total unrealized loss on Futures Contracts owned or held on that day was $568,660, and USBO established cash deposits and investments in Treasuries and money market funds that were equal to $45,721,386. USBO held 84.60% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 15.40% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for June 30, 2013, as compared to June 30, 2012, was the result of USBO’s smaller size as of June 30, 2013 as measured by total net assets. The ending per unit NAV on June 30, 2012 was $69.37. The increase in the per unit NAV for June 30, 2013, as compared to June 30, 2012, was primarily a result of higher prices for crude oil and the related increase in the value of the Futures Contracts that USBHO had invested in between the six months ended June 30, 2012 and the six months ended June 30, 2013.

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

During the six months ended June 30, 2013, the average daily total net assets of USBO were $43,789,804. The management fee incurred by USBO during the period amounted to $162,862. By comparison, during the six months ended June 30, 2012, the average daily total net assets of USBO were $52,791,590.  The management fee paid by USBO during the period amounted to $196,887.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The gross total of these fees and expenses for the six months ended June 30, 2013 was $82,948, as compared to $79,986 for the six months ended June 30, 2012. The increase in gross total expenses excluding management fees for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, was primarily the result of USBO’s increased legal, accounting, printing and other expenses associated therewith during the six months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, USBO did not incur any fees or other expenses relating to the registration or offering of additional units. During the six months ended June 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver was $29,519 for the six months ended June 30, 2013 and $18,848 for the six months ended June 30, 2012.  For the six months ended June 30, 2013 and 2012, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $245,810 and $276,873, respectively, and after allowance for the expense waiver, totaled $216,291 and $258,025, respectively.

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

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries.  During the six months ended June 30, 2013, total commissions accrued to brokers amounted to $16,290. Of this amount, approximately $13,930 was a result of rebalancing costs and approximately $2,360 was the result of trades necessitated by creation and redemption activity. By comparison, during the six months ended June 30, 2012, total commissions accrued to brokers amounted to $17,141. Of this amount, approximately $14,737 was the result of rebalancing costs and approximately $2,404 was the result of trades necessitated by creation and redemption activity. The decrease in total commissions accrued to brokers for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, was primarily a function of decreased brokerage fees due to a lower number of futures contracts being held and traded as a result of the decrease in USBO’s total net assets during the six months ended June 30, 2013. The decrease in total net assets required USBO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the six months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2013 represents approximately 0.08% of average daily total net assets.  By comparison, the figure for the six months ended June 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs are estimated to be $115,000 for the year ending December 31, 2013.  USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2013, USCF waived $29,519 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the six months ended June 30, 2013, USBO earned $6,512 in dividend and interest income on such Treasuries, cash and/or cash equivalents.  Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USBO purchased Treasuries during the six months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the six months ended June 30, 2012, USBO earned $7,408 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%.  USBO purchased Treasuries during the six months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USBO, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012. As a result, the amount of income earned by USBO as a percentage of average daily total net assets was essentially flat during the six months ended June 30, 2013, as compared to the six months ended June 30, 2012.

For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Portfolio Expenses. During the three months ended June 30, 2013, the average daily total net assets of USBO were $45,726,054. The management fee incurred by USBO during the period amounted to $82,571. By comparison, during the three months ended June 30, 2012, the average daily total net assets of USBO were $48,999,347.  The management fee paid by USBO during the period amounted to $91,372.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith.  The gross total of these fees and expenses for the three months ended June 30, 2013 was $41,380, as compared to $38,839 for the three months ended June 30, 2012. The increase in gross total expenses excluding management fees for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012, was primarily the result of USBO’s increased legal, accounting, printing and other expenses associated therewith during the three months ended June 30, 2013. For the three months ended June 30, 2013 and 2012, USBO did not incur any fees or other expenses relating to the registration or offering of additional units. During the three months ended June 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USBO.  The total amount of the expense waiver was $14,651 for the three months ended June 30, 2013 and $10,782 for the three months ended June 30, 2012.  For the three months ended June 30, 2013 and 2012, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $123,951 and $130,211, respectively, and after allowance for the expense waiver, totaled $109,300 and $119,429, respectively.

USBO is responsible for paying its portion of the directors’ and officers’ liability insurance of USBO and Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of USBO and the Related Public Funds organized as limited partnerships and, as of July 8, 2012, the Related Public Funds organized as a series of a Delaware statutory trust. USBO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2013 are estimated to be a total of $560,625 for USBO and the Related Public Funds. By comparison, for the year ended December 31, 2012, these fees and expenses amounted to a total of $540,586 for USBO and the Related Public Funds. USBO’s portion of such fees and expenses for the year ended December 31, 2012 was $9,844.

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries.  During the three months ended June 30, 2013, total commissions accrued to brokers amounted to $7,888. Of this amount, approximately $7,691 was a result of rebalancing costs and approximately $197 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended June 30, 2012, total commissions accrued to brokers amounted to $7,194. Of this amount, approximately $6,648 was the result of rebalancing costs and approximately $546 was the result of trades necessitated by creation and redemption activity. The increase in total commissions accrued to brokers for the three months ended June 30, 2013, as compared to the three months ended June 30, 2012, was primarily a function of an increase in clearing house and exchange fees during the three months ended June 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended June 30, 2013 represents approximately 0.07% of average daily total net assets.  By comparison, the figure for the three months ended June 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO.  These costs are estimated to be $115,000 for the year ending December 31, 2013.  USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended June 30, 2013, USCF waived $14,651 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio.  Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract.  As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents.  This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis.  For the three months ended June 30, 2013, USBO earned $3,258 in dividend and interest income on such Treasuries, cash and/or cash equivalents.  Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USBO purchased Treasuries during the three months ended June 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended June 30, 2012, USBO earned $3,896 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%.  USBO purchased Treasuries during the three months ended June 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USBO, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012. As a result, the amount of income earned by USBO as a percentage of average daily total net assets was essentially flat during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

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

For the 30-valuation days ended June 28, 2013, the simple average daily change in the Benchmark Futures Contract was (0.038)%, while the simple average daily change in the per unit NAV of USBO over the same time period was (0.042)%.  The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (1.175)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.  The first chart below shows the daily movement of USBO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended June 28, 2013, the last trading day in June.  The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contract since inception.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to June 30, 2013, the simple average daily change in the Benchmark Futures Contract was 0.073%, while the simple average daily change in the per unit NAV of USBO over the same time period was 0.069%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%).  As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.892)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the six months ended June 30, 2013, the actual total return of USBO as measured by changes in its per unit NAV was (5.10)%. This is based on an initial per unit NAV of $81.95 as of December 31, 2012 and an ending per unit NAV as of June 30, 2013 of $77.77.  During this time period, USBO made no distributions to its unitholders.  However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $78.13 as of June 30, 2013, for a total return over the relevant time period of (4.66)%. The difference between the actual per unit NAV total return of USBO of (5.10)% and the expected total return based on the Benchmark Futures Contract of (4.66)% was an error over the time period of (0.44)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage.  USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings.  During the six months ended June 30, 2013, USBO earned dividend and interest income of $6,512, which is equivalent to aweighted average income rate of approximately 0.03% for such period.  In addition, during the six months ended June 30, 2013, USBO also collected $5,950 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual total return.  During the six months ended June 30, 2013, USBO incurred net expenses of $216,291.  Income from dividends and interest and Authorized Purchaser collections net of expenses was $(203,829), which is equivalent to an annualized weighted average net income rate of approximately (0.94)% for the six months ended June 30, 2013.

By comparison, for the six months ended June 30, 2012, the actual total return of USBO as measured by changes in its per unit NAV was (6.94)%. This was based on an initial per unit NAV of $74.54 as of December 31, 2011 and an ending per unit NAV as of June 30, 2012 of $69.37. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $69.70 as of June 30, 2012, for a total return over the relevant time period of (6.49)%. The difference between the actual per unit NAV total return of USBO of (6.94)% and the expected total return based on the Benchmark Futures Contract of (6.49)% was an error over the time period of (0.45)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO paid, offset in part by the income that USBO collected on its cash and cash equivalent holdings. During the six months ended June 30, 2012, USBO earned dividend and interest income of $7,408, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the six months ended June 30, 2012, USBO also collected $5,950 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual total return. During the six months ended June 30, 2012, USBO incurred net expenses of $258,025. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(244,667), which was equivalent to an annualized weighted average net income rate of approximately (0.93)% for the six months ended June 30, 2012.

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade.  In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per unit NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price.  However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash, cash equivalents and Treasuries. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the six months ended June 30, 2013.  Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV. When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), USBO will realize a net yield that will tend to cause daily changes in the per unit NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2013, USBO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.08% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.17% for other net expenses.  The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.97)% and affected USBO’s ability to track its benchmark.  If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease.  Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USBO will to continue to be higher than interest earned by USBO. As such, USCF anticipates that USBO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USBO.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements.  In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract.  During the six months ended June 30, 2013, USBO did not hold any Other Crude Oil-Related Investments. If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil.  If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation.  If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango.  The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between June 30, 2003 and June 30, 2013.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango.  During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation.  The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango.  The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation.  Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008.  Throughout 2009, the crude oil market remained in contango.  During parts of January and February 2009, the level of contango was unusually steep.  Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010.  The crude oil futures market remained in contango through 2010 and 2012.  The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2012.  The Brent crude oil futures market moved into a very mild backwardation through the end of December 2012. During the six months ended June 30, 2013, the Brent crude oil market remained in backwardation. As of June 30, 2013, U.S. crude oil markets remained mildly in contango while the market for Brent crude oil was mildly in backwardation. The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

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

Brent Crude Oil Market. During the six months ended June 30, 2013, Brent crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. In the summer of 2011, production had been disrupted by political unrest in the Middle East, particularly Libya, which reduced global supply by approximately 1.8 million barrels per day. A partial resolution of the Libyan situation has reduced concerns regarding the global supply of Brent crude oil. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC's ability to replace Iranian oil currently subject to embargo is not unlimited. Brent crude oil prices finished the second quarter of 2013 approximately 8.06% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2003 and June 30, 2013, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was not strongly correlated, positively or negatively, with the movements of diesel-heating oil or U.S. government bonds.  However, movements in Brent crude oil had a strong positive correlation to movements in unleaded gasoline and U.S. West Texas Intermediate (WTI) crude oil. Brent crude oil was also positively, yet mildly correlated with large cap U.S. equities and global equities.

Correlation Matrix June 30, 2003 - 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.00	(0.288)	0.962	0.423	0.276	0.388	0.401
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	(0.264)	(0.303)	(0.265)	(0.251)	(0.293)
Global Equities (FTSE World Index)			1.00	0.491	0.320	0.459	0.478
Crude Oil (WTI)				1.00	0.736	0.868	0.943
Unleaded Gasoline					1.00	0.764	0.777
Diesel-Heating Oil						1.00	0.293
Brent Oil							1.00

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table.  Over the one-year period ended June 30, 2013, Brent crude oil had a positive correlation with WTI Crude Oil and unleaded gasoline. The correlation between Brent crude oil and large cap U.S. equities, U.S. government bonds and global equities, which had been weak to mildly correlated over the ten-year period ended June 30, 2013, displayed results that indicated that they were essentially non-correlated over this shorter time period. Finally, the results showed that Brent crude oil and diesel-heating oil, which had essentially been non-correlated for the ten-year period ended June 30, 2013, were negatively correlated over this more recent time period.

Correlation Matrix 12 Months ended June 30, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel-Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.00	(0.001)	0.785	0.314	0.658	0.138	0.145
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.00	0.300	(0.158)	(0.102)	(0.027)	(0.038)
Global Equities (FTSE World Index)			1.00	0.211	0.463	0.222	(0.142)
Crude Oil (WTI)				1.00	0.671	0.452	0.806
Unleaded Gasoline					1.00	0.533	0.636
Diesel-Heating Oil						1.00	(0.369)
Brent Oil							1.00

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

USBO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests.  USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in USBO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from USBO’s investments in money market funds and Treasuries is paid to USBO. During the six months ended June 30, 2013, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2013, USBO used other assets to pay expenses, which could cause a drop in USBO’s NAV over time. To the extent expenses exceed income, USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons.  For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.”  During a single day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2013, USBO was not forced to purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USBO by following various trading limitations and policies. In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure.  UBS Securities LLC, USBO’s commodity broker, or any other broker that may be retained by USBO in the future, when acting as USBO’s FCM in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading.  These FCMs are not allowed to commingle USBO’s assets with their other assets.  In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading.  During the six months ended June 30, 2013, the only foreign exchange on which USBO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2013, USBO held cash deposits and investments in Treasuries and money market funds in the amount of $38,750,096 with the custodian and FCM.  Some or all of this amount may be subject to loss should USBO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2013, USBO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of USBO. While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

European Sovereign Debt

USBO had no direct exposure to European sovereign debt as of June 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of USBO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of USBO’s condensed financial statements and its SEC, NFA and CFTC reports. USBO pays the fees and expenses associated with its tax accounting and reporting requirements.  USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2013, USBO’s portfolio consisted of 381 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe.  As of June 30, 2013, USBO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

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

During the six months ended June 30, 2013, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USBO was not exposed to counterparty risk.

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

Date: August 9, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 9, 2013

