Form 10-Q
period 2013-09-30
United States Brent Oil Fund, LP
filed 2013-11-14
CIK 1472494

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704
United States Brent Oil Fund, LP
(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP
Condensed Statements of Financial Condition
At September 30, 2013  (Unaudited) and December 31, 2012

	September 30, 2013		December 31, 2012
Assets
Cash and cash equivalents (Notes 2 and 5)	$38,001,862		$39,506,019
Equity in UBS Securities LLC trading accounts:
Cash and cash equivalents	3,989,850		4,934,103
Unrealized gain (loss) on open commodity futures contracts	(1,639,350)		739,330
Receivable from General Partner (Note 3)	50,477		47,248
Dividend receivable	501		1,036
Other assets	1,684		827

Total assets	$40,405,024		$45,228,563

Liabilities and Partners' Capital
Payable for units redeemed	$4,249,254		$–
Professional fees payable	98,858		125,339
General Partner management fees payable (Note 3)	25,659		28,273
Brokerage commissions payable	981		1,221
Other liabilities	1,240		1,109

Total liabilities	4,375,992		155,942

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–		–
Limited Partners	36,029,032		45,072,621
Total Partners' Capital	36,029,032		45,072,621

Total liabilities and partners' capital	$40,405,024		$45,228,563

Limited Partners' units outstanding	850,000	*	1,100,000	*
Net asset value per unit	$42.39		$40.98	*
Market value per unit	$42.48		$41.04	*

* On August 26, 2013, the United States Brent Oil Fund, LP executed a 2-for-1 forward unit split for all unitholders of record as of the close of markets on August 26, 2013.  The 2-for-1 forward unit split was payable after the close of markets on August 28, 2013.  United States Brent Oil Fund, LP began trading its post-unit split price on August 29, 2013.  Historical units outstanding, net asset value per unit and market value per unit have been adjusted to reflect the 2-for-1 forward unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2013

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO November 2013 contracts, expiring October 2013*	333	$(1,639,350)	(4.55)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.06%, 11/21/2013	$2,200,000	$2,199,813	6.10

United States - Money Market Funds
Fidelity Institutional Government Portfolio - Class I	502,749	502,749	1.39
Goldman Sachs Financial Square Funds - Government Fund - Class FS	4,002,270	4,002,270	11.11
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	11,510,274	11,510,274	31.95
Wells Fargo Advantage Government Money Market Fund - Class I	10,000,497	10,000,497	27.76
Total Money Market Funds		26,015,790	72.21
Total Cash Equivalents		$28,215,603	78.31

* Collateral amounted to $3,989,981 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2013 and 2012

	Three months ended September 30, 2013		Three months ended September 30, 2012		Nine months ended September 30, 2013		Nine months ended September 30, 2012
Income
Gain on trading of commodity contracts:
Realized gain on closed positions	$5,369,970		$7,512,240		$3,812,980		$4,019,700
Change in unrealized gain (loss) on open positions	(1,831,440)		132,310		(2,378,680)		480,220
Dividend income	1,550		2,479		5,556		6,892
Interest income	1,207		1,300		3,713		4,295
Other income	3,150		2,100		9,100		8,050

Total income	3,544,437		7,650,429		1,452,669		4,519,157

Expenses
General Partner management fees (Note 3)	79,538		105,227		242,400		302,114
Professional fees	36,854		31,070		98,858		89,183
Brokerage commissions	6,739		8,739		23,029		25,880
Other expenses	2,356		2,714		7,010		7,446

Total expenses	125,487		147,750		371,297		424,623

Expense waiver (Note 3)	(20,958)		(10,169)		(50,477)		(29,017)

Net expenses	104,529		137,581		320,820		395,606

Net income	$3,439,908		$7,512,848		$1,131,849		$4,123,551
Net income per limited partnership unit	$3.51		$5.92	*	$1.41		$3.33	*
Net income per weighted average limited partnership unit	$3.44		$5.28	*	$1.08		$3.05	*
Weighted average limited partnership units outstanding	998,913	*	1,423,914	*	1,052,015	*	1,352,190	*

* On August 26, 2013, the United States Brent Oil Fund, LP executed a 2-for-1 forward unit split for all unitholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward unit split was payable after the close of markets on August 28, 2013.  United States Brent Oil Fund, LP began trading its post-unit split price on August 29, 2013.  The Condensed Statement of Operations (Unaudited) has been adjusted for the period shown to reflect the 2-for-1 forward unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statement of Changes in Partners’ Capital (Unaudited)
For the nine months ended September 30, 2013

	General Partner	Limited Partners	Total

Balances, at December 31, 2012	$–	$45,072,621	$45,072,621
Addition of 1,400,000 partnership units*	–	58,653,136	58,653,136
Redemption of 1,650,000 partnership units*	–	(68,828,574)	(68,828,574)
Net gain	–	1,131,849	1,131,849

Balances, at September 30, 2013	$–	$36,029,032	$36,029,032

Net Asset Value Per Unit:
At December 31, 2012			$40.98	*
At September 30, 2013			$42.39

* On August 26, 2013, the United States Brent Oil Fund, LP executed a 2-for-1 forward unit split for all unitholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward unit split was payable after the close of markets on August 28, 2013. United States Brent Oil Fund, LP began trading at its post split price on August 29, 2013.  The Condensed Statement of Changes in Partners’ Capital (Unaudited) has been adjusted for the period to reflect the 2-for-1 forward unit split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2013 and 2012

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Cash Flows from Operating Activities:
Net income	$1,131,849	$4,123,551
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in commodity futures trading account – cash and cash equivalents	944,253	1,754,743
Unrealized (gain) loss on futures contracts	2,378,680	(480,220)
(Increase) decrease in receivable from General Partner	(3,229)	75,414
(Increase) decrease in dividend receivable	535	(536)
Increase in interest receivable	–	(17)
Increase in other assets	(857)	(2,156)
Decrease in professional fees payable	(26,481)	(57,339)
Increase (decrease) in General Partner management fees payable	(2,614)	4,106
Increase (decrease) in brokerage commissions payable	(240)	505
Increase in other liabilities	131	121
Net cash provided by operating activities	4,422,027	5,418,172

Cash Flows from Financing Activities:
Addition of partnership units	58,653,136	80,992,276
Redemption of partnership units	(64,579,320)	(61,484,586)
Net cash provided by (used in) financing activities	(5,926,184)	19,507,690

Net Increase (Decrease) in Cash and Cash Equivalents	(1,504,157)	24,925,862

Cash and Cash Equivalents, beginning of period	39,506,019	29,961,706
Cash and Cash Equivalents, end of period	$38,001,862	$54,887,568

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Notes to Condensed Financial Statements
For the period ended September 30, 2013 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“USBO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. USBO is a commodity pool that issues limited partnership units (“units”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). USBO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of USBO is for the daily changes in percentage terms of its units’ per unit net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less USBO’s expenses.  It is not the intent of USBO to be operated in a fashion such that the per unit NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of USBO to be operated in a fashion such that its per unit NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of USBO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). USBO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of September 30, 2013, USBO held 333 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

From July 1, 2011 through September 30, 2013 (and continuing at least through May 1, 2014), the applicable transaction fee paid by Authorized Purchasers is $350 to USBO for each order they place to create or redeem one or more baskets (“Redemption Baskets”); prior to July 1, 2011, this fee was $1,000. Units may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Units purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per unit NAV of USBO but rather at market prices quoted on such exchange.

In May 2010, USBO initially registered 50,000,000 units on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, USBO listed its units on the NYSE Arca under the ticker symbol “BNO.” USBO established its initial per unit NAV by setting the price at $50.00 and issued 200,000 units in exchange for $10,000,000. USBO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of September 30, 2013, USBO had registered a total of 45,450,000 units.

On August 26, 2013, USBO executed a 2-for-1 forward unit split for all unitholders of record as of close of markets on August 26, 2013. The 2-for-1 forward unit split was payable after the close of markets on August 28, 2013. USBO began trading at its post-split price on August 29, 2013. As a result of the forward unit split, every one pre-split unit of USBO was automatically exchanged for two post-split units.  Immediately prior to the forward unit split, there were 450,000 units of USBO issued and outstanding, representing a per unit NAV of $89.92.  After the forward unit split, the number of issued and outstanding units of USBO increased to 900,000, and the per unit NAV decreased to $44.96.  The ticker symbol and CUSIP number for USBO did not change as a result of the forward unit split.

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

In accordance with GAAP, USBO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. USBO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. USBO is not subject to income tax return examinations by major taxing authorities for years before 2009. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in USBO recording a tax liability that reduces net assets. However, USBO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. USBO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2013.

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

Net Income (Loss) Per Unit

Net income (loss) per unit is the difference between the per unit NAV at the beginning of each period and at the end of each period. The weighted average number of units outstanding was computed for purposes of disclosing net income (loss) per weighted average unit. The weighted average units are equal to the number of units outstanding at the end of the period, adjusted proportionately for units added and redeemed based on the amount of time the units were outstanding during such period. There were no units held by USCF at September 30, 2013.

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

Ongoing Registration Fees and Other Offering Expenses

USBO pays all costs and expenses associated with the ongoing registration of its units subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of units, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2013 and 2012, USBO did not incur registration fees and other offering expenses.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, USBO pays all brokerage fees and other expenses in connection with the operation of USBO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $50,477 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

On October 8, 2013, USBO entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as USBO’s futures commission merchant (“FCM”), effective October 10, 2013.  Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”).  The agreements require RBC Capital and UBS Securities to provide services to USBO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for USBO’s account. In accordance with each agreement, RBC Capital and UBS Securities charge USBO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when USBO issues units as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when USBO redeems units as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. USBO also incurs commissions to brokers for the purchase and sales of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $23,029. Of this amount, approximately $19,736 was a result of rebalancing costs and approximately $3,293 was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $25,880. Of this amount, approximately $17,220 was the result of rebalancing costs and approximately $8,660 was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to a lower number of futures contracts being held and traded as a result of USBO’s lower total net assets during the nine months ended September 30, 2013. The decrease in total net assets required USBO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the nine months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.07% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by USBO were exchange-traded through September 30, 2013. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if USBO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. USBO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, USBO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of USBO’s cash in money market funds that seek to maintain a stable per unit NAV. USBO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2013 and December 31, 2012, USBO held investments in money market funds in the amounts of $26,015,790 and $38,015,790, respectively. USBO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada, London, United Kingdom, Grand Cayman, Cayman Islands and Nassau, Bahamas, which are subject to U.S. regulation and regulatory oversight. As of September 30, 2013 and December 31, 2012, USBO held cash deposits and investments in Treasuries in the amounts of $15,975,922 and $6,424,332, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should USBO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per unit performance data and other supplemental financial data for the nine months ended September 30, 2013 and 2012 for the unitholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2013 (Unaudited)	For the nine months ended September 30, 2012 (Unaudited)
Per Unit Operating Performance:
Net asset value, beginning of period	$40.98 *	$37.27 *
Total income	1.71	3.62 *
Total expenses	(0.30)	(0.29) *
Net increase in net asset value	1.41	3.33 *
Net asset value, end of period	$42.39	$40.60 *

Total Return	3.44%	8.93%

Ratios to Average Net Assets
Total income	3.36%	8.40%
Management fees**	0.75%	0.75%
Total expenses excluding management fees**	0.40%	0.30%
Expenses waived**	(0.16)%	(0.07)%
Net expenses excluding management fees**	0.24%	0.23%
Net income	2.62%	7.66%

*
On August 26, 2013, USBO executed a 2-for-1 forward unit split for all unitholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward unit split was payable after the close of markets on August 28, 2013. USBO began trading at its post split price on August 29, 2013. The Financial Highlights (Unaudited) have been adjusted for the periods shown to reflect the 2-for-1 forward unit split on a retroactive basis.

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

The following table summarizes the valuation of USBO’s securities at September 30, 2013 using the fair value hierarchy:

At September 30, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$28,215,603	$28,215,603	$—	$—

Exchange-Traded Futures Contracts Foreign Contracts	(1,639,350)	(1,639,350)	—	—

During the nine months ended September 30, 2013, there were no transfers between Level I and Level II.

The following table summarizes the valuation of USBO’s securities at December 31, 2012 using the fair value hierarchy:

At December 31, 2012	Total	Level I	Level II	Level III
Short-Term Investments	$40,715,676	$40,715,676	$—	$—
Exchange-Traded Futures Contracts Foreign Contracts	739,330	739,330	—	—

During the year ended December 31, 2012, there were no transfers between Level I and Level II.

USBO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2013	Fair Value At December 31, 2012
Futures - Commodity Contracts	Assets	$(1,639,350)	$739,330

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2013		For the nine months ended September 30, 2012
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain on closed positions	$3,812,980		$4,019,700

	Change in unrealized gain (loss) on open positions		$(2,378,680)		$480,220

NOTE 8 – SUBSEQUENT EVENTS

USBO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. The subsequent events, which did not necessitate disclosures and/or adjustments to the financial statements, were as follows:

On October 8, 2013, USCF entered into a Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital to serve as USBO’s FCM, effective October 10, 2013.  Prior to October 10, 2013, UBS Securities was USBO’s FCM.  This agreement requires RBC Capital to provide services to USBO, as of October 10, 2013, in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased or sold by or through RBC Capital for USBO’s account.  For the period October 10, 2013 and after, USBO pays RBC Capital commissions for executing and clearing trades on behalf of USBO.  Prior to October 10, 2013, and therefore for the entire period of this quarterly report on Form 10-Q for the period ended September 30, 2013, USBO paid UBS Securities commissions for executing and clearing trades on behalf of USBO.

RBC Capital’s primary address is 500 West Madison Street, Suite 2500, Chicago, Illinois 60661.  UBS Securities’ principal business address is 677 Washington Blvd., Stamford, CT 06901.  From USBO’s commencement of trading to October 10, 2013, UBS Securities was a futures clearing broker for USBO.  Effective October 10, 2013, RBC Capital became the futures clearing broker for USBO.  Both RBC Capital and UBS Securities are registered in the U.S. with the Financial Industry Regulatory Authority as a broker-dealer and with the CFTC as a FCM.  RBC Capital and UBS Securities are members of various U.S. futures and securities exchanges.

RBC is a large broker-dealer subject to many different complex legal and regulatory requirements. As a result, certain of RBC’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC with respect to issues raised in various investigations. RBC complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities as a broker-dealer. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC contests liability and/or the amount of damages, as appropriate, in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC.

On March 11, 2013, the New Jersey Bureau of Securities entered a consent order settling an administrative complaint against RBC, which alleged that RBC failed to follow its own procedures with respect to monthly account reviews and failed to maintain copies of the monthly account reviews with respect to certain accounts that James Hankins Jr. maintained at the firm in violation of N.J.S.A. 49:3-58(a)(2)(xi) and 49:3-59(b).  Without admitting or denying the findings of fact and conclusions of law, RBC consented to a civil monetary penalty of $150,000 (of which $100,000 was suspended as a result of the firm’s cooperation) and to pay disgorgement of $300,000.

On May 2, 2012, the Massachusetts Securities Division entered a consent order settling an administrative complaint against RBC, which alleged that RBC recommended unsuitable products to its brokerage and advisory clients and failed to supervise its registered representatives’ sales of inverse and leveraged ETFs in violation of Section 204(a)(2) of the Massachusetts Uniform Securities Act (“MUSA”). Without admitting or denying the allegations of fact, RBC consented to permanently cease and desist from violations of MUSA, pay restitution of $2.9 million to the investors who purchased the inverse and leveraged ETFs and pay a civil monetary penalty of $250,000.

On September 27, 2011, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Sections 17(a)(2) and 17(a)(3) of the 1933 Act for negligently selling the collateralized debt obligations to five Wisconsin school districts despite concerns about the suitability of the product. The firm agreed to pay disgorgement of $6.6 million, prejudgment interest of $1.8 million, and a civil monetary penalty of $22 million.

On February 24, 2009, the SEC commenced and settled an administrative proceeding against RBC for willful violations of Section 15B(c)(1) of the 1934 Act and Municipal Securities Rulemaking Board Rules G-17, G-20 and G-27, related to municipal expenses in connection with ratings agency trips. The firm was censured and paid a civil monetary penalty of $125,000.

On June 9, 2009, the SEC commenced and settled a civil action against RBC for willful violations of Section 15(c) of the 1934 Act, in connection with auction rate securities (ARS). The firm agreed to repurchase ARS owned by certain retail customers and to use best efforts to provide ineligible customers opportunities to liquidate ARS, and other ancillary relief.

Please see RBC’s Form BD for more details.

RBC Capital will only act as a clearing broker for USBO and as such will be paid commissions for executing and clearing trades on behalf of USBO.  Prior to October 10, 2013, UBS Securities acted only as clearing broker for USBO and as such was paid commissions for executing and clearing trades on behalf of USBO.  Neither RBC Capital nor UBS Securities has passed upon the adequacy or accuracy of this quarterly report on Form 10-Q.  Neither RBC Capital nor UBS Securities will act in any supervisory capacity with respect to USCF or participate in the management of USCF or USBO.

Neither RBC Capital nor UBS Securities is affiliated with USBO or USCF.  Therefore, neither USCF nor USBO believe that there are any conflicts of interest with RBC Capital and UBS Securities or their trading principals arising from their acting as USBO’s FCM.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If USBO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor USBO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of USBO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, USBO could be ordered to reduce its aggregate net position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of September 30, 2013, USBO held 333 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the nine months ended September 30, 2013, USBO did not exceed accountability levels on ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that USBO will run up against such position limits because USBO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2013, USBO did not exceed any position limits imposed by the ICE Futures and the NYMEX.

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

The Dodd-Frank Act also requires that certain swaps determined to be available to trade on a swap execution facility (“SEF”) must be executed over such a facility.  On June 5, 2013, the CFTC published a final rule regarding the obligations of SEFs, including the obligation for facilities offering multiple person execution services to register as a SEF by October 2, 2013.  On September 27 and 30, 2013, the CFTC’s Division of Market Oversight granted no-action relief to SEFs from compliance with certain regulatory and reporting requirements.  The no-action relief granted on September 27, 2013 included relief, in effect until November 1, 2013, from a requirement that a SEF enforce its own rulebooks and compel its participants to consent to the jurisdiction of the SEF.  Based upon applications filed by several SEFs with the CFTC in the second half of October 2013, it is expected that the CFTC will determine that certain interest rate swaps will be determined to be available to trade on those SEFs in the first quarter of 2014.

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

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”).  These regulations have not yet been fully implemented.

General Regulation Applicable to USBO

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940 (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5.  The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.”  For entities that are registered with both the CFTC and the SEC, the CFTC will accept the SEC’s disclosure, reporting and recordkeeping regime as substituted compliance for substantially all of Part 4 of the CFTC’s regulations, so long as they comply with comparable requirements under the SEC’s statutory and regulatory compliance regime.  Thus, the final rules (the “Harmonization Rules”) allow dually registered entities to meet certain CFTC regulatory requirements for CPOs by complying with SEC rules to which they are already subject.  Although USBO is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC.  This change will decrease the burden to USBO and USCF of having to comply with inconsistent regulatory requirements.  It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to USBO and USCF, but any such further rule changes could result in additional operating efficiencies for USBO and USCF.

With regard to any other rules that the CFTC may adopt in the future, the effect of any such regulatory changes on USBO is impossible to predict, but it could be substantial and adverse.

USCF, which is registered as a CPO and a swaps firm with the CFTC, is authorized by the Third Amended and Restated Agreement of Limited Partnership of USBO (the “LP Agreement”) to manage USBO. USCF is authorized by USBO in its sole judgment to employ and establish the terms of employment for, and termination of, commodity trading advisors or FCMs.

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with a downward trend during the nine months ended September 30, 2013. The price of the Benchmark Futures Contract started the period at $111.11 per barrel. The Benchmark Futures Contract reached its high for the period on February 14, 2013 at $118.00 per barrel and reached its low for the period on April 17, 2013 when the price dropped to $97.69 per barrel. The period ended with the Benchmark Futures Contract at $108.37 per barrel, down approximately 2.47% over the period. USBO’s per unit NAV began the period at $40.98* and ended the period at $42.39 on September 30, 2013, an increase of approximately 3.44% over the period. USBO’s per unit NAV reached its high for the period on August 28, 2013 at $44.96* and reached its low for the period on April 17, 2013 at $37.01*. The Benchmark Futures Contract prices listed above began with the February 2013 contract and ended with the November 2013 contract. The decrease of approximately 2.47% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that USBO seeks to track, which are more fully described below, in the section titled “Tracking USBO’s Benchmark.”

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982.  In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011.  During the nine months ended September 30, 2013, U.S. based West Texas Intermediate (“WTI”) crude oil experienced conditions of both contango and backwardation while Brent crude oil remained in a state of backwardation.  Contango means that the price of the near month crude oil Futures Contract was below the price of the next month crude oil Futures Contract, or contracts further away from expiration.  Backwardation means that the price of the near month crude oil Futures Contract was above the price of the next month crude oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

* Adjusted to give effect to the forward unit split of 2-for-1 paid after close of markets on August 28, 2013.

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

Since its initial offering of 50,000,000 units, USBO has not registered any subsequent offerings of its units. On August 26, 2013, USBO executed a 2-for-1 forward unit split for all unitholders of record as of the close of markets on August 26, 2013.  The 2-for-1 forward unit split was payable after the close of markets on August 28, 2013. USBO began trading at its post-split price on August 29, 2013. As a result of the forward unit split, every one pre-split unit of USBO was automatically exchanged for two post-split units.  Immediately prior to the forward unit split, there were 450,000 units of USBO issued and outstanding, representing a per unit NAV of $89.92.  After the forward unit split, the number of issued and outstanding units of USBO increased to 900,000, and the per unit NAV decreased to $44.96. As of September 30, 2013, USBO had issued 4,950,000 units, 850,000 of which were outstanding. As of September 30, 2013, there were 45,050,000 units registered but not yet issued.

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

As of September 30, 2013, USBO had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

As of September 30, 2013, the total unrealized loss on Futures Contracts owned or held on that day was $1,639,350 and USBO established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $41,991,712. USBO held 90.50% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 9.50% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per unit NAV on September 30, 2013 was $42.39.

By comparison, as of September 30, 2012, the total unrealized loss on Futures Contracts owned or held on that day was $436,350, and USBO established cash deposits and investments in Treasuries and money market funds that were equal to $61,433,642. USBO held 89.34% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 10.66% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for September 30, 2013, as compared to September 30, 2012, was the result of USBO’s smaller size as of September 30, 2013 as measured by total net assets. The ending per unit NAV on September 30, 2012 was $40.60*. The increase in the per unit NAV for September 30, 2013, as compared to September 30, 2012, was primarily a result of the impact of backwardation between the nine months ended September 30, 2012 and the nine months ended September 30, 2013.

* Adjusted to give effect to the forward unit split of 2-for-1 paid after close of markets on August 28, 2013.

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

During the nine months ended September 30, 2013, the average daily total net assets of USBO were $43,211,684. The management fee incurred by USBO during the period amounted to $242,400. By comparison, during the nine months ended September 30, 2012, the average daily total net assets of USBO were $53,807,168.  The management fee paid by USBO during the period amounted to $302,114.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the nine months ended September 30, 2013 was $128,897, as compared to $122,509 for the nine months ended September 30, 2012. The increase in gross total expenses excluding management fees for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, was primarily the result of USBO’s increased tax reporting, legal, accounting, printing and other expenses associated therewith during the nine months ended September 30, 2013. For the nine months ended September 30, 2013 and 2012, USBO did not incur any fees or other expenses relating to the registration or offering of additional units. During the nine months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USBO. The total amount of the expense waiver was $50,477 for the nine months ended September 30, 2013 and $29,017 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $371,297 and $424,623, respectively, and after allowance for the expense waiver, totaled $320,820 and $395,606, respectively.

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

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the nine months ended September 30, 2013, total commissions accrued to brokers amounted to $23,029. Of this amount, approximately $19,736 was a result of rebalancing costs and approximately $3,293was the result of trades necessitated by creation and redemption activity. By comparison, during the nine months ended September 30, 2012, total commissions accrued to brokers amounted to $25,880. Of this amount, approximately $17,220 was the result of rebalancing costs and approximately $8,660 was the result of trades necessitated by creation and redemption activity. The decrease in total commissions accrued to brokers for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, was primarily due to a lower number of futures contracts being held and traded as a result of USBO’s lower total net assets during the nine months ended September 30, 2013. The decrease in total net assets required USBO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the nine months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2013 represents approximately 0.07% of average daily total net assets.  By comparison, the figure for the nine months ended September 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO. These costs are estimated to be $115,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2013, USCF waived $50,477 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the nine months ended September 30, 2013, USBO earned $9,269 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USBO purchased Treasuries during the nine months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the nine months ended September 30, 2012, USBO earned $11,187 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USBO purchased Treasuries during the nine months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USBO, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012. As a result, the amount of income earned by USBO as a percentage of average daily total net assets was similar during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Portfolio Expenses. During the three months ended September 30, 2013, the average daily total net assets of USBO were $42,074,296. The management fee incurred by USBO during the period amounted to $79,538. By comparison, during the three months ended September 30, 2012, the average daily total net assets of USBO were $55,816,246.  The management fee paid by USBO during the period amounted to $105,227.

In addition to the management fee, USBO pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, FINRA and any other regulatory agency in connection with offers and sales of its units subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended September 30, 2013 was $45,949, as compared to $42,523 for the three months ended September 30, 2012. The increase in gross total expenses excluding management fees for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, was primarily the result of USBO’s increased tax reporting, legal, accounting, printing and other expenses associated therewith during the three months ended September 30, 2013. For the three months ended September 30, 2013 and 2012, USBO did not incur any fees or other expenses relating to the registration or offering of additional units. During the three months ended September 30, 2013 and 2012, an expense waiver was in effect which offset certain of the expenses incurred by USBO. The total amount of the expense waiver was $20,958 for the three months ended September 30, 2013 and $10,169 for the three months ended September 30, 2012. For the three months ended September 30, 2013 and 2012, the expenses of USBO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $125,487 and $147,750, respectively, and after allowance for the expense waiver, totaled $104,529 and $137,581, respectively.

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

USBO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended September 30, 2013, total commissions accrued to brokers amounted to $6,739. Of this amount, approximately $5,806 was a result of rebalancing costs and approximately $933 was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended September 30, 2012, total commissions accrued to brokers amounted to $8,739. Of this amount, approximately $5,940 was the result of rebalancing costs and approximately $2,799 was the result of trades necessitated by creation and redemption activity. The decrease in total commissions accrued to brokers for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, was primarily due to a lower number of futures contracts being held and traded as a result of USBO’s lower total net assets during the three months ended September 30, 2013. As an annualized percentage of average daily total net assets, the figure for the three months ended September 30, 2013 represents approximately 0.06% of average daily total net assets.  By comparison, the figure for the three months ended September 30, 2012 represented approximately 0.06% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with USBO’s audit expenses and tax accounting and reporting requirements are paid by USBO.  These costs are estimated to be $115,000 for the year ending December 31, 2013. USCF has voluntarily agreed to pay certain expenses normally borne by USBO to the extent that such expenses exceed 0.15% (15 basis points) of USBO’s NAV, on an annualized basis, through at least December 31, 2013. USCF has no obligation to continue such payments into subsequent periods. For the three months ended September 30, 2013, USCF waived $20,958 of USBO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. USBO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require USBO to pay the full amount of the contract value at the time of purchase, but rather require USBO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, USBO retains an amount that is approximately equal to its total net assets, which USBO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with USBO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended September 30, 2013, USBO earned $2,757 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USBO purchased Treasuries during the three months ended September 30, 2013 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended September 30, 2012, USBO earned $3,779 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on USBO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. USBO purchased Treasuries during the three months ended September 30, 2012 and also held cash and/or cash equivalents during this time period. Interest rates on short-term investments held by USBO, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012. As a result, the amount of income earned by USBO as a percentage of average daily total net assets was similar during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

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

For the 30-valuation days ended September 30, 2013, the simple average daily change in the Benchmark Futures Contract was (0.003)%, while the simple average daily change in the per unit NAV of USBO over the same time period was (0.007)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.49)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of USBO’s per unit NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended September 30, 2013, the last trading day in September. The second chart below shows the monthly total returns of USBO as compared to the monthly value of the Benchmark Futures Contract for the three years ended September 30, 2013.

Since the commencement of the offering of USBO’s units to the public on June 2, 2010 to September 30, 2013, the simple average daily change in the Benchmark Futures Contract was 0.08%, while the simple average daily change in the per unit NAV of USBO over the same time period was 0.07%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per unit NAV was (0.94)%, meaning that over this time period USBO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the nine months ended September 30, 2013, the actual total return of USBO as measured by changes in its per unit NAV was 3.44%. This is based on an initial per unit NAV, taking into the account the forward unit split, of $40.98* as of December 31, 2012 and an ending per unit NAV as of September 30, 2013 of $42.39. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $42.70 as of September 30, 2013, for a total return over the relevant time period of 4.20%. The difference between the actual per unit NAV total return of USBO of 3.44% and the expected total return based on the Benchmark Futures Contract of 4.20% was an error over the time period of (0.75)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO pays, offset in part by the income that USBO collects on its cash and cash equivalent holdings. During the nine months ended September 30, 2013, USBO earned dividend and interest income of $9,269, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the nine months ended September 30, 2013, USBO also collected $9,100 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual total return. During the nine months ended September 30, 2013, USBO incurred net expenses of $320,820. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(302,451), which is equivalent to an annualized weighted average net income rate of approximately (0.94)% for the nine months ended September 30, 2013.

* Adjusted to give effect to the forward unit split of 2-for-1 paid after close of markets on August 28, 2013.

By comparison, for the nine months ended September 30, 2012, the actual total return of USBO as measured by changes in its per unit NAV was 8.93%. This was based on an initial per unit NAV, taking into account the forward unit split, of $37.27* as of December 31, 2011 and an ending per unit NAV as of September 30, 2012 of $40.60*. During this time period, USBO made no distributions to its unitholders. However, if USBO’s daily changes in its per unit NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, USBO would have had an estimated per unit NAV of $81.80 as of September 30, 2012, for a total return over the relevant time period of 9.74%. The difference between the actual per unit NAV total return of USBO of 37.27% and the expected total return based on the Benchmark Futures Contract of 9.74% was an error over the time period of (0.81)%, which is to say that USBO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that USBO paid, offset in part by the income that USBO collected on its cash and cash equivalent holdings. During the nine months ended September 30, 2012, USBO earned dividend and interest income of $11,187, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the nine months ended September 30, 2012, USBO also collected $8,050 from its Authorized Purchasers for creating or redeeming baskets of units. This income also contributed to USBO’s actual total return. During the nine months ended September 30, 2012, USBO incurred net expenses of $395,606. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(376,369), which was equivalent to an annualized weighted average net income rate of approximately (0.93)% for the nine months ended September 30, 2012.

* Adjusted to give effect to the forward unit split of 2-for-1 paid after close of markets on August 28, 2013.

There are currently three factors that have impacted or are most likely to impact USBO’s ability to accurately track its Benchmark Futures Contract.

First, USBO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which USBO executes the trade. In that case, USBO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per unit NAV of USBO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for USBO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact USBO’s attempt to track the Benchmark Futures Contract over time.

Second, USBO earns dividend and interest income on its cash, cash equivalents and Treasuries. USBO is not required to distribute any portion of its income to its unitholders and did not make any distributions to unitholders during the nine months ended September 30, 2013.  Interest payments, and any other income, were retained within the portfolio and added to USBO’s NAV. When this income exceeds the level of USBO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), USBO will realize a net yield that will tend to cause daily changes in the per unit NAV of USBO to track slightly higher than daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USBO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of 0.75% for management fees, approximately 0.07% in brokerage commission costs related to the purchase and sale of futures contracts and approximately 0.17% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.96)% and affected USBO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per unit NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by USBO will to continue to be higher than interest earned by USBO. As such, USCF anticipates that USBO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by USBO.

Third, USBO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per unit NAV of USBO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2013, USBO did not hold any Other Crude Oil-Related Investments. If USBO increases in size, and due to its obligations to comply with regulatory limits, USBO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between September 30, 2003 and September 30, 2013.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and 2012. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2012.  The Brent crude oil futures market moved into a very mild backwardation through the end of December 2012.  During the nine months ended September 30, 2013, U.S. based crude oil experienced conditions of both contango and backwardation while Brent crude oil remained in a state of backwardation.  The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

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

Brent Crude Oil Market. During the nine months ended September 30, 2013, Brent crude oil prices were impacted by several factors. On the consumption side, demand moderated inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2013. On the supply side, efforts to reduce production by the Organization of the Petroleum Exporting Countries (“OPEC”) to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited.  In addition, security issues in Libya, Egypt, Iraq, and Syria also contribute to heightened volatility. Brent crude oil prices finished the third quarter of 2013 approximately 3.58% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between September 30, 2003 and September 30, 2013, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of diesel-heating oil, large cap U.S. equities, global equities or U.S. government bonds. However, movements in Brent crude oil were strongly correlated to movements in unleaded gasoline and U.S. West Texas Intermediate (WTI) crude oil.

Correlation Matrix September 30, 2003 - 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Diesel-Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.285)	0.961	0.419	0.196	0.382	0.393
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.258)	(0.321)	(0.248)	(0.265)	(0.314)
Global Equities (FTSE World Index)			1.000	0.485	0.212	0.450	0.467
Crude Oil (WTI)				1.000	0.639	0.869	0.944
Unleaded Gasoline					1.000	0.665	0.674
Diesel-Heating Oil						1.000	0.299
Brent Oil							1.000

Source: Bloomberg, NYMEX

PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended September 30, 2013, Brent crude oil continued to have a strong correlation with WTI Crude Oil.  The correlation between Brent crude oil and large cap U.S. equities, U.S. government bonds, global equities and diesel-heating oil continued to be neither strongly correlated nor inversely correlated.  Unleaded gasoline, which had a strong correlation over the longer time period, was neither strongly correlated nor inversely correlated over the shorter time period.

Correlation Matrix 12 Months ended September 30, 2013	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel-Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	0.177	0.852	0.270	(0.009)	0.047	(0.039)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.456	(0.346)	(0.438)	(0.441)	(0.467)
Global Equities (FTSE World Index)			1.000	0.111	(0.272)	0.012	(0.104)
Crude Oil (WTI)				1.000	0.480	0.786	0.807
Unleaded Gasoline					1.000	0.556	0.477
Diesel-Heating Oil						1.000	(0.359)
Brent Oil							1.000

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

USBO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 units (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. USBO has allocated substantially all of its net assets to trading in Crude Oil Interests. USBO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of USBO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in USBO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from USBO’s investments in money market funds and Treasuries is paid to USBO. During the nine months ended September 30, 2013, USBO’s expenses exceeded the income USBO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2013, USBO used other assets to pay expenses, which could cause a drop in USBO’s NAV over time. To the extent expenses exceed income, USBO’s NAV will be negatively impacted.

USBO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent USBO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2013, USBO did not purchase or liquidate any of its positions while daily limits were in effect; however, USBO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of USBO by following various trading limitations and policies. In particular, USBO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of USBO to limit its credit exposure. An FCM, when acting on behalf of USBO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to USBO, all assets of USBO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle USBO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account USBO’s assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2013, the only foreign exchange on which USBO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, USBO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2013, USBO held cash deposits and investments in Treasuries and money market funds in the amount of $41,991,712 with the custodian and FCM. Some or all of this amount may be subject to loss should USBO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2013, USBO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of USBO. While USBO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on USBO’s financial position.

European Sovereign Debt

USBO had no direct exposure to European sovereign debt as of September 30, 2013 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2013, USBO’s portfolio consisted of 333 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of September 30, 2013, USBO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of USBO’s current holdings, please see USBO’s website at www.unitedstatesbrentoilfund.com.

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

During the nine months ended September 30, 2013, USBO did not employ any hedging methods such as those described above since all of its investments were made over an exchange. Therefore, during such period, USBO was not exposed to counterparty risk.

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

Date: November 14, 2013

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2013

