Form 10-Q
period 2014-03-31
United States Brent Oil Fund, LP
filed 2014-05-15
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2014 (Unaudited) and December 31, 2013

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$22,093,484	$25,257,312
Equity in trading accounts:
Cash and cash equivalents	6,168,586	3,271,010
Unrealized gain (loss) on open commodity futures contracts	(247,600)	28,670
Receivable from General Partner (Note 3)	30,741	80,653
Dividend receivable	163	584
Other assets	3,890	1,035

Total assets	$28,049,264	$28,639,264

Liabilities and Partners' Capital
Payable for shares redeemed	$2,153,051	$2,190,654
Professional fees payable	40,680	140,442
General Partner management fees payable (Note 3)	17,029	18,110
Brokerage commissions payable	711	821
Other liabilities	869	894

Total liabilities	2,212,340	2,350,921

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	25,836,924	26,288,343
Total Partners' Capital	25,836,924	26,288,343

Total liabilities and partners' capital	$28,049,264	$28,639,264

Limited Partners' shares outstanding	600,000	600,000
Net asset value per share	$43.06	$43.81
Market value per share	$43.05	$44.54

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2014

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO May 2014 contracts, expiring April 2014*	240	$(247,600)	(0.96)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bill, 0.07%, 4/24/2014	$3,000,000	$2,999,875	11.61

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	3,510,274	3,510,274	13.59
Wells Fargo Advantage Government Money Market Fund - Class I	4,500,498	4,500,498	17.42
Total Money Market Funds		8,010,772	31.01
Total Cash Equivalents		$11,010,647	42.62

* Collateral amounted to $3,168,711 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Income (Loss)
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(98,080)	$1,440,840
Change in unrealized loss on open positions	(276,270)	(662,270)
Dividend income	37	2,259
Interest income	1,751	995
Other income	3,150	4,900

Total income (loss)	(369,412)	786,724

Expenses
General Partner management fees (Note 3)	49,695	80,291
Professional fees	40,680	30,882
Brokerage commissions	4,109	8,402
Other expenses	1,935	2,284

Total expenses	96,419	121,859

Expense waiver (Note 3)	(30,741)	(14,868)

Net expenses	65,678	106,991

Net income (loss)	$(435,090)	$679,733
Net income (loss) per limited partnership share	$(0.75)	$0.65	*
Net income (loss) per weighted average limited partnership share	$(0.69)	$0.66	*
Weighted average limited partnership shares outstanding	626,667	1,032,222	*

* On August 26, 2013, the United States Brent Oil Fund, LP executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. United States Brent Oil Fund, LP began trading its post-share split price on August 29, 2013. The Condensed Statements of Operations (Unaudited) have been adjusted for the period shown to reflect the 2-for-1 forward share split on a retroactive basis.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$–	$26,288,343	$26,288,343
Addition of 250,000 partnership shares	–	10,745,769	10,745,769
Redemption of 250,000 partnership shares	–	(10,762,098)	(10,762,098)
Net loss	–	(435,090)	(435,090)

Balances, at March 31, 2014	$–	$25,836,924	$25,836,924

Net Asset Value Per Share:
At December 31, 2013			$43.81
At March 31, 2014			$43.06

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2014 and 2013

	Three months ended March 31, 2014	Three months ended March 31, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(435,090)	$679,733
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account – cash and cash equivalents	(2,897,576)	1,852,336
Unrealized loss on futures contracts	276,270	662,270
Decrease in receivable from General Partner	49,912	32,380
Decrease in dividend receivable	421	314
Increase in other assets	(2,855)	(2,845)
Decrease in professional fees payable	(99,762)	(94,457)
Decrease in General Partner management fees payable	(1,081)	(573)
Decrease in brokerage commissions payable	(110)	(150)
Increase (decrease) in other liabilities	(25)	18
Net cash provided by (used in) operating activities	(3,109,896)	3,129,026

Cash Flows from Financing Activities:
Addition of partnership shares	10,745,769	38,093,572
Redemption of partnership shares	(10,799,701)	(38,055,216)
Net cash provided by (used in) financing activities	(53,932)	38,356

Net Increase (Decrease) in Cash and Cash Equivalents	(3,163,828)	3,167,382

Cash and Cash Equivalents, beginning of period	25,257,312	39,506,019
Cash and Cash Equivalents, end of period	$22,093,484	$42,673,401

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2014 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses.  It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of March 31, 2014, BNO held 240 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of BNO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and as a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and the United States 12 Month Natural Gas Fund, LP (“UNL”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the United States Metals Index Fund (“USMI”), each a series of the United States Commodity Index Funds Trust. USCI, CPER, USAG and USMI listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011, “USAG” on April 13, 2012 and USMI on June 19, 2012, respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

The applicable transaction fee paid by Authorized Purchasers is $350 to BNO for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of BNO but rather at market prices quoted on such exchange.

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” BNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil.  As of March 31, 2014, BNO had registered a total of 50,000,000 shares.

On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares.  Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92.  After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96.  The ticker symbol and CUSIP number for BNO did not change as a result of the forward share split.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. BNO is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2014.

Creations and Redemptions

Authorized Purchasers may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

BNO receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Purchasers are reflected in BNO’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Purchasers upon redemption are reflected as payable for shares redeemed.

Authorized Purchasers pay BNO a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2014 and 2013, BNO did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for BNO and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO.  These costs are estimated to be $100,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by BNO to the extent that such expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2014, USCF waived $30,741 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 – CONTRACTS AND AGREEMENTS

BNO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for BNO as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on BNO’s assets up to $3 billion and 0.04% on BNO’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution related services exceed 10% of the gross proceeds of BNO’s offering.

The above fee does not include website construction and development, which are also borne by USCF.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to BNO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays transaction fees ranging from $7 to $15 per transaction.

On October 8, 2013, BNO entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as BNO’s futures commission merchant (“FCM”), effective October 10, 2013.  Prior to October 10, 2013, the FCM was UBS Securities LLC (“UBS Securities”).  The agreements require RBC Capital and UBS Securities to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through RBC Capital and/or UBS Securities for BNO’s account. In accordance with each agreement, RBC Capital and UBS Securities charge BNO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”). During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $4,109. Of this amount, approximately $3,702, or 90.09%, was a result of rebalancing costs and approximately $407, or 9.91%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $8,402. Of this amount, approximately $2,164 or 25.76%, was the result of rebalancing costs and approximately $6,238, or 74.24%, was the result of trades necessitated by creation and redemption activity. The decrease in the total commissions accrued to brokers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to a lower number of futures contracts being held and traded as a result of BNO’s lower total net assets during the three months ended March 31, 2014. The decrease in total net assets required BNO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.06% of average daily total net assets. By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.08% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

NOTE 5 – FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

BNO engages in the trading of futures contracts and options on futures contracts and may engage in cleared swaps (collectively, “derivatives”).  BNO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

BNO may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are over-the-counter agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange, over-the-counter swap transaction agree to extinguish their over-the-counter contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure BNO has in the particular classes of instruments.  Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract.

All of the futures contracts held by BNO were exchange-traded through March 31, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, BNO bears the risk of financial failure by the clearing broker.

BNO’s cash and other property, such as Treasuries, deposited with a futures commission merchant are considered commingled with all other customer funds, subject to the futures commission merchant’s segregation requirements. In the event of a futures commission merchant’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of a futures commission merchant could result in the complete loss of BNO’s assets posted with that futures commission merchant; however, the majority of BNO’s assets are held in cash and/or cash equivalents with BNO’s custodian and would not be impacted by the insolvency of a futures commission merchant. The failure or insolvency of BNO’s custodian however, could result in a substantial loss of BNO’s assets.

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2014 and December 31, 2013, BNO held investments in money market funds in the amounts of $8,010,772 and $8,010,771, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2014 and December 31, 2013, BNO held cash deposits and investments in Treasuries in the amounts of $20,251,298 and $20,517,551, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should BNO’s custodian and/or futures commission merchant cease operations.

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

The financial instruments held by BNO are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2014 (Unaudited)		For the three months ended March 31, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$43.81		$40.98	*
Total income (loss)	(0.65)		0.76	*
Net expenses	(0.10)		(0.11	) *
Net increase (decrease) in net asset value	(0.75)		0.65	*
Net asset value, end of period	$43.06		$41.63	*

Total Return	(1.71	) %	1.60%

Ratios to Average Net Assets
Total income (loss)	(1.37	) %	1.81%
Management fees**	0.75%		0.75%
Total expenses excluding management fees**	0.70%		0.39%
Expenses waived**	(0.46	) %	(0.14	) %
Net expenses excluding management fees**	0.24%		0.25%
Net income (loss)	(1.62	) %	1.57%

*	On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post split price on August 29, 2013. The Financial Highlights (Unaudited) have been adjusted for the periods shown to reflect the 2-for-1 forward share split on a retroactive basis.
**	Annualized.

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from BNO.

NOTE 7 – FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the valuation of BNO’s securities at March 31, 2014 using the fair value hierarchy:

At March 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$11,010,647	$11,010,647	$—	$—
Exchange-Traded Futures Contracts Foreign Contracts	(247,600)	(247,600)	—	—

During the three months ended March 31, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$12,010,110	$12,010,110	$—	$—
Exchange-Traded Futures Contracts Foreign Contracts	28,670	28,670	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(247,600)	$28,670

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2014		For the three months ended March 31, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss)on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income	Realized Gain or (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain or (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(98,080)		$1,440,840
	Change in unrealized loss on open positions		$(276,270)		$(662,270)

NOTE 8 – SUBSEQUENT EVENTS

BNO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Brent Oil Fund, LP (“BNO”) included elsewhere in this quarterly report on Form 10-Q.

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

BNO has based the forward-looking statements included in this quarterly report on Form 10-Q on information available to it on the date of this quarterly report on Form 10-Q, and BNO assumes no obligation to update any such forward-looking statements. Although BNO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that BNO may make directly to them or through reports that BNO in the future files with the U.S. Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc (the “NYSE Arca”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (“ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract. It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of BNO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

BNO invests in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

BNO seeks to achieve its investment objective by investing in a combination of Futures Contracts and Other Crude Oil-Related Investments such that daily changes in its per share NAV, measured in percentage terms, will closely track the daily changes in the price of the Benchmark Futures Contract, also measured in percentage terms. USCF believes the daily changes in the price of the Benchmark Futures Contract have historically exhibited a close correlation with the daily changes in the spot price of Brent crude oil. It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Crude Oil-Related Investments.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2014, BNO held 240 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2014, BNO did not exceed accountability levels imposed by the ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2014, BNO did not exceed any position limits imposed by the ICE Futures and the NYMEX.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, BNO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in over-the-counter swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect BNO, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of BNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of BNO. See “Commodity Interest Markets – Regulation” in this quarterly report on Form 10-Q for additional information.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of BNO to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Act imposes regulatory requirements on certain “swap” transactions that BNO is authorized to engage in that may ultimately impact the ability of BNO to meet its investment objective. On August 13, 2012, the CFTC and the SEC published joint final rules defining the terms “swap” and “security-based swap.” The term “swap” is broadly defined to include various types of over-the-counter derivatives, including swaps and options. The effective date of these final rules was October 12, 2012.

The Dodd-Frank Act requires that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. On November 28, 2012, the CFTC issued its final clearing determination requiring that certain credit default swaps and interest rate swaps be cleared by registered DCOs. This is the CFTC’s first clearing determination under the Dodd-Frank Act and became effective on February 11, 2013. Beginning on March 11, 2013, “swap dealers,” “major swap participants” and certain active funds were required to clear certain credit default swaps and interest rate swaps; and beginning on June 10, 2013, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear the same types of swaps. As a result, if BNO enters into or has entered into certain interest rate and credit default swaps on or after June 10, 2013, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require BNO to centrally clear certain over-the-counter instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable Prudential Regulator.

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

On November 14, 2013, the CFTC published final regulations that require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for futures commission merchants (“FCMs”). The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on BNO.

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with a downward trend during the three months ended March 31, 2014.  The price of the Benchmark Futures Contract started the period at $110.80 per barrel. The Benchmark Futures Contract reached its high for the period on March 3, 2014 at $111.09 per barrel and reached its low for the period on February 4, 2014 when the price dropped to $105.32 per barrel. The period ended with the Benchmark Futures Contract at $107.76 per barrel, down approximately 2.74% over the period. BNO’s per share NAV began the period at $43.81 and ended the period at $43.06 on March 31, 2014, a decrease of approximately 1.71% over the period. BNO’s per share NAV reached its high for the period on March 3, 2014 at $44.29 and reached its low for the period on January 14, 2014 at $41.86. The Benchmark Futures Contract prices listed above began with the February 2014 contract and ended with the May 2014 contract. The decrease of approximately 2.74% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below, in the section titled “Tracking BNO’s Benchmark.”

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982.  In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011.  During the three months ended March 31, 2014, U.S. based West Texas Intermediate (“WTI”) crude oil and Brent crude were predominantly in backwardation.  Contango means that the price of the near month crude oil Futures Contract was below the price of the next month crude oil Futures Contract, or contracts further away from expiration.  Backwardation means that the price of the near month crude oil Futures Contract was above the price of the next month crude oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Futures Contracts and the Computation of the Per Share NAV

The per share NAV of BNO’s shares is calculated once each NYSE Arca trading day. The per share NAV for a particular trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. BNO’s administrator uses the ICE Futures settlement price (a weighted average price of trades during a three minute settlement period from 2:27 p.m. to 2:30 p.m. New York time) for the contracts held on the ICE Futures, but calculates or determines the value of all other BNO investments, including NYMEX contracts or other futures contracts, as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time.

Results of Operations and the Crude Oil Market

Results of Operations.  On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” On that day, BNO established its initial offering price at $50.00 per share and issued 200,000 shares to the initial authorized purchaser in exchange for $10,000,000 in cash.

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013.  The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares.  Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92.  After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of March 31, 2014, BNO had issued 6,500,000 shares, 600,000 of which were outstanding. As of March 31, 2014, there were 43,500,000 shares registered but not yet issued.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the Investment Company Act of 1940, as amended, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2014, BNO had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

As of March 31, 2014, the total unrealized loss on Futures Contracts owned or held on that day was $247,600 and BNO established cash deposits and investments in short-term obligations of the United States of two years or less (“Treasuries”) and money market funds that were equal to $28,262,070. BNO held 78.17% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 21.83% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The ending per share NAV on March 31, 2014 was $43.06.

By comparison, as of March 31, 2013, the total unrealized gain on Futures Contracts owned or held on that day was $77,060, and BNO established cash deposits and investments in Treasuries and money market funds that were equal to $45,755,168. BNO held 93.26% of its cash assets in overnight deposits and investments in money market funds at its custodian bank, while 6.74% of the cash balance was held as investments in Treasuries and margin deposits for the Futures Contracts purchased at the FCM. The decrease in cash assets in overnight deposits and investments in Treasuries and money market funds for March 31, 2014, as compared to March 31, 2013, was the result of BNO’s smaller size as of March 31, 2014 as measured by total net assets. The ending per share NAV on March 31, 2013 was $41.63*. The increase in the per share NAV for March 31, 2014, as compared to March 31, 2013, was primarily a result of the impact of backwardation between the three months ended March 31, 2013 and the three months ended March 31, 2014.

* Adjusted to give effect to the forward share split of 2-for-1 paid after close of markets on August 28, 2013.

Portfolio Expenses. BNO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that BNO pays to USCF is calculated as a percentage of the total net assets of BNO. BNO pays USCF a management fee of 0.75% of its average daily total net assets. The fee is accrued daily and paid monthly.

During the three months ended March 31, 2014, the average daily total net assets of BNO were $26,872,221. The management fee incurred by BNO during the period amounted to $49,695. By comparison, during the three months ended March 31, 2013, the average daily total net assets of BNO were $43,416,531.  The management fee paid by BNO during the period amounted to $80,291.

In addition to the management fee, BNO pays all brokerage fees and other expenses, including tax reporting costs, ongoing registration or other fees paid to the SEC, the Financial Industry Regulatory Authority (“FINRA”) and any other regulatory agency in connection with offers and sales of its shares subsequent to the initial offering and all legal, accounting, printing and other expenses associated therewith. The gross total of these fees and expenses for the three months ended March 31, 2014 was $46,724, as compared to $41,568 for the three months ended March 31, 2013. The increase in gross total expenses excluding management fees for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, was primarily the result of BNO’s increased tax reporting, legal, accounting, printing and other expenses associated therewith during the three months ended March 31, 2014 relative to the prior period. For the three months ended March 31, 2014 and 2013, BNO did not incur any fees or other expenses relating to the registration or offering of additional shares. During the three months ended March 31, 2014 and 2013, an expense waiver was in effect which offset certain of the expenses incurred by BNO. The total amount of the expense waiver was $30,741 for the three months ended March 31, 2014 and $14,868 for the three months ended March 31, 2013. For the three months ended March 31, 2014 and 2013, the expenses of BNO, including management fees, commissions, and all other expenses, before allowance for the expense waiver, totaled $96,419 and $121,859, respectively, and after allowance for the expense waiver, totaled $65,678 and $106,991, respectively.

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance of BNO and the United States Oil Fund, LP, the United States Natural Gas Fund, LP, the United States 12 Month Oil Fund, LP, the United States Gasoline Fund, LP, the United States Diesel-Heating Oil Fund, LP, the United States Short Oil Fund, LP, the United States 12 Month Natural Gas Fund, LP, the United States Commodity Index Fund, the United States Copper Index Fund, the United States Agriculture Index Fund and the United States Metals Index Fund (collectively, the “Related Public Funds”) and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ending December 31, 2014 are estimated to be a total of $560,625 for BNO and the Related Public Funds. By comparison, for the year ended December 31, 2013, these fees and expenses amounted to a total of $555,465 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2013 was $9,012.

BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or Treasuries. During the three months ended March 31, 2014, total commissions accrued to brokers amounted to $4,109. Of this amount, approximately $3,702, or 90.09%, was a result of rebalancing costs and approximately $407, or 9.91%, was the result of trades necessitated by creation and redemption activity. By comparison, during the three months ended March 31, 2013, total commissions accrued to brokers amounted to $8,402. Of this amount, approximately $2,164, or 25.76%, was the result of rebalancing costs and approximately $6,238, or 74.24%, was the result of trades necessitated by creation and redemption activity. The decrease in total commissions accrued to brokers for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, was primarily due to a lower number of futures contracts being held and traded as a result of BNO’s lower total net assets during the three months ended March 31, 2014. The decrease in total net assets required BNO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the three months ended March 31, 2014. As an annualized percentage of average daily total net assets, the figure for the three months ended March 31, 2014 represents approximately 0.06% of average daily total net assets.  By comparison, the figure for the three months ended March 31, 2013 represented approximately 0.08% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $100,000 for the year ending December 31, 2014. USCF has voluntarily agreed to pay certain expenses normally borne by BNO to the extent that such expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2014, USCF waived $30,741 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

Dividend and Interest Income. BNO seeks to invest its assets such that it holds Futures Contracts and Other Crude Oil-Related Investments in an amount equal to the total net assets of its portfolio. Typically, such investments do not require BNO to pay the full amount of the contract value at the time of purchase, but rather require BNO to post an amount as a margin deposit against the eventual settlement of the contract. As a result, BNO retains an amount that is approximately equal to its total net assets, which BNO invests in Treasuries, cash and/or cash equivalents. This includes both the amount on deposit with the FCM as margin, as well as unrestricted cash and cash equivalents held with BNO’s custodian bank. The Treasuries, cash and/or cash equivalents earn income that accrues on a daily basis. For the three months ended March 31, 2014, BNO earned $1,788 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on BNO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. BNO purchased Treasuries during the three months ended March 31, 2014 and also held cash and/or cash equivalents during this time period. By comparison, for the three months ended March 31, 2013, BNO earned $3,254 in dividend and interest income on such Treasuries, cash and/or cash equivalents. Based on BNO’s average daily total net assets, this was equivalent to an annualized yield of approximately 0.03%. BNO purchased Treasuries during the three months ended March 31, 2013 and also held cash and/or cash equivalents during this time period. Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was similar during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Tracking BNO’s Benchmark

USCF seeks to manage BNO’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in BNO’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). BNO’s portfolio management goals do not include trying to make the nominal price of BNO’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for Brent crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in listed Futures Contracts.

For the 30-valuation days ended March 31, 2014, the simple average daily change in the Benchmark Futures Contracts was (0.02)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.03)%. The average daily difference was (0.004)% (or (0.04) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (9.10)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2014, the simple average daily change in the Benchmark Futures Contract was 0.07%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.07%. The average daily difference was (0.004)% (or (0.04) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.35)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the changes for the last 30 valuation days ended March 31, 2014; the second graph measures monthly changes from March 31, 2011 through March 31, 2014.

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

For the three months ended March 31, 2014, the actual total return of BNO as measured by changes in its per share NAV was (1.71)%. This is based on an initial per share NAV, taking into the account the forward share split, of $43.81 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $43.06. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $43.16 as of March 31, 2014, for a total return over the relevant time period of (1.48)%. The difference between the actual per share NAV total return of BNO of (1.71)% and the expected total return based on the Benchmark Futures Contracts of (1.48)% was an error over the time period of (0.23)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that BNO pays, offset in part by the income that BNO collects on its cash and cash equivalent holdings. During the three months ended March 31, 2014, BNO earned dividend and interest income of $1,788, which is equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2014, BNO also collected $3,150 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to BNO’s actual total return. During the three months ended March 31, 2014, BNO incurred net expenses of $65,678. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(60,740), which is equivalent to an annualized weighted average net income rate of approximately (0.92)% for the three months ended March 31, 2014.

By comparison, for the three months ended March 31, 2013, the actual total return of BNO as measured by changes in its per share NAV was 1.60%. This was based on an initial per share NAV, taking into account the forward share split, of $40.98* as of December 31, 2012 and an ending per share NAV as of March 31, 2013 of $41.63*. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $41.72* as of March 31, 2013, for a total return over the relevant time period of 1.82%. The difference between the actual per share NAV total return of BNO of 1.60% and the expected total return based on the Benchmark Futures Contract of 1.82% was an error over the time period of (0.22)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. USCF believes that a portion of the difference between the actual total return and the expected benchmark total return can be attributed to the net impact of the expenses that BNO paid, offset in part by the income that BNO collected on its cash and cash equivalent holdings. During the three months ended March 31, 2013, BNO earned dividend and interest income of $3,254, which was equivalent to a weighted average income rate of approximately 0.03% for such period. In addition, during the three months ended March 31, 2013, BNO also collected $4,900 from its Authorized Purchasers for creating or redeeming baskets of shares. This income also contributed to BNO’s actual total return. During the three months ended March 31, 2013, BNO incurred net expenses of $106,991. Income from dividends and interest and Authorized Purchaser collections net of expenses was $(98,837) which was equivalent to an annualized weighted average net income rate of approximately (0.92)% for the three months ended March 31, 2013.

* Adjusted to give effect to the forward share split of 2-for-1 paid after close of markets on August 28, 2013.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per share NAV of BNO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract over time.

Second, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2014.  Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, BNO earned, on an annualized basis, approximately 0.03% on its cash and cash equivalent holdings. It also incurred cash expenses on an annualized basis of (0.75)% for management fees, approximately (0.06)% in brokerage commission costs related to the purchase and sale of futures contracts and approximately (0.18)% for other net expenses. The foregoing fees and expenses resulted in a net yield on an annualized basis of approximately (0.96)% and affected BNO’s ability to track its benchmark. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by BNO will to continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2014, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

Near Month Price (CO1) vs Average Price of the Near 12 Months (12M Strip)
(10 years ending 3/31/14)*
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
3/31/2004
3/31/2005
3/31/2006
3/31/2007
3/31/2008
3/31/2009
3/31/2010
3/31/2011
3/31/2012
3/31/2013
3/31/2014
CO1
CO2

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between March 31, 2004 and March 31, 2014.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and 2012. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2012.  The Brent crude oil futures market moved into a very mild backwardation through the end of December 2012.  During the three months ended March 31, 2014, U.S. based crude oil futures market was predominantly in backwardation.  The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

Periods of contango or backwardation do not materially impact BNO’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both BNO’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Brent Crude Oil Market. During the three months ended March 31, 2014, Brent crude oil prices were impacted by several factors. On the consumption side, demand increased inside and outside the United States as global economic growth, including emerging economies such as China and India, showed signs of slowing economic growth. Europe in particular showed signs of weakness as the ongoing financial and banking crisis raised concerns during the first quarter of 2014.  On the supply side, efforts to reduce production in recent years by OPEC to more closely match global consumption were partially successful. However, continuing concerns about the political standoff with Iran have left the market subject to bouts of heightened volatility as OPEC’s ability to replace Iranian oil currently subject to embargo is not unlimited. In addition, security issues in Libya, Egypt, Iraq and Syria also contributed to heightened volatility. Brent crude oil prices finished the first quarter of 2014 approximately 2.70% lower than at the beginning of the year, as the global economy continues to adjust to periods of slow recovery and economic growth. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between March 31, 2004 and March 31, 2014, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of diesel-heating oil, large cap U.S. equities, global equities or U.S. government bonds. However, movements in Brent crude oil were strongly correlated to movements in unleaded gasoline and U.S. West Texas Intermediate (WTI) crude oil.

Correlation Matrix March 31, 2004 – 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.289)	0.961	0.409	0.278	0.356	0.392
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.267)	(0.323)	(0.288)	(0.250)	(0.317)
Global Equities (FTSE World Index)			1.000	0.481	0.322	0.429	0.472
Crude Oil (WTI)				1.000	0.736	0.857	0.940
Unleaded Gasoline					1.000	0.763	0.783
Diesel-Heating Oil						1.000	0.289
Brent Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended March 31, 2014, Brent crude oil continued to have a strong correlation with WTI Crude Oil and unleaded gasoline.  The correlation between Brent crude oil and large cap U.S. equities, global equities, U.S. government bonds and diesel-heating oil continued to be neither strongly correlated nor inversely correlated.

Correlation Matrix 12 Months ended March 31, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.006)	0.921	(0.016)	0.335	(0.415)	0.057
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.236	(0.396)	(0.450)	0.021	(0.499)
Global Equities (FTSE World Index)			1.000	(0.050)	0.142	(0.471)	(0.014)
Crude Oil (WTI)				1.000	0.676	0.321	0.688
Unleaded Gasoline					1.000	0.170	0.779
Diesel-Heating Oil						1.000	(0.308)
Brent Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing BNO’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and over-the-counter contracts) involves a critical accounting policy. The values which are used by BNO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while over-the-counter contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, BNO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2014, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2014, BNO used other assets to pay expenses, which could cause a decrease in BNO’s NAV over time. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2014, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account BNO’s assets related to foreign Futures Contracts trading. During the three months ended March 31, 2014, the only foreign exchange on which BNO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, BNO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of March 31, 2014, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $28,262,070 with the custodian and FCM. Some or all of this amount may be subject to loss should BNO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2014, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of March 31, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

Redemption Basket Obligation

In order to meet its investment objective and pay its contractual obligations described below, BNO requires liquidity to redeem shares, which redemptions must be in blocks of 50,000 shares called “Redemption Baskets.” BNO has to date satisfied this obligation by paying from the cash or cash equivalents it holds or through the sale of its Treasuries in an amount proportionate to the number of shares being redeemed.

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

USCF pays the fees of BNO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of BNO’s condensed financial statements and its SEC, NFA and CFTC reports. BNO pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by BNO to the extent that such expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis, through at least June 30, 2014. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

In addition to USCF’s management fee, BNO pays its brokerage fees (including fees to a FCM), over-the-counter dealer spreads and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of BNO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. BNO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2014, BNO’s portfolio consisted of 240 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of March 31, 2014, BNO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

In the future, BNO may purchase over-the-counter contracts (“OTC Contracts”). Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

BNO may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR” transaction). These EFR transactions may expose BNO to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2014, BNO limited its over-the-counter activities to EFR transactions.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

BNO maintains disclosure controls and procedures that are designed to ensure that material information required to be disclosed in BNO’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 26, 2014, except for the addition of the risk factor set forth below.

Limited partners may have limited liability in certain circumstances, including potentially having liability for the return of wrongful distributions.

Under Delaware law, a limited partner might be held liable for BNO’s obligations as if it were a general partner if the limited partner participates in the control of the partnership’s business and the persons who transact business with the partnership think the limited partner is the general partner. A limited partner will not be liable for assessments in addition to its initial capital investment in any of BNO’s shares. However, a limited partner may be required to repay to BNO any amounts wrongfully returned or distributed to it under some circumstances. Under Delaware law, BNO may not make a distribution to limited partners if the distribution causes BNO’s liabilities (other than liabilities to partners on account of their partnership interests and nonrecourse liabilities) to exceed the fair value of BNO’s assets. Delaware law provides that a limited partner who receives such a distribution and knew at the time of the distribution that the distribution violated the law will be liable to the limited partnership for the amount of the distribution for three years from the date of the distribution.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

Monthly Account Statements

Pursuant to the requirement under Rule 4.22 under the Commodity Exchange Act, each month BNO publishes an account statement for its shareholders, which includes a Statement of Income (Loss) and a Statement of Changes in Net Asset Value. The account statement is furnished to the SEC on a current report on Form 8-K pursuant to Section 13 or 15(d) of the Exchange Act and posted each month on BNO’s website at www.unitedstatescommodityfunds.com.

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

(1) Filed herewith.

(2) In accordance with Rule 402 of Regulation S-T, the information in these exhibits is furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: May 15, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 15, 2014

