Form 10-Q
period 2014-06-30
United States Brent Oil Fund, LP
filed 2014-08-14
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2014 (Unaudited) and December 31, 2013

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$33,210,571	$25,257,312
Equity in trading accounts:
Cash and cash equivalents	19,570,371	3,271,010
Unrealized gain on open commodity futures contracts	1,699,100	28,670
Receivable from General Partner (Note 3)	57,705	80,653
Dividends receivable	157	584
Other assets	2,587	1,035

Total assets	$54,540,491	$28,639,264

Liabilities and Partners' Capital
Payable for shares redeemed	$-	$2,190,654
Professional fees payable	81,812	140,442
General Partner management fees payable (Note 3)	30,476	18,110
Brokerage commissions payable	1,286	821
Other liabilities	1,383	894

Total liabilities	114,957	2,350,921

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	54,425,534	26,288,343
Total Partners' Capital	54,425,534	26,288,343

Total liabilities and partners' capital	$54,540,491	$28,639,264

Limited Partners' shares outstanding	1,200,000	600,000
Net asset value per share	$45.35	$43.81
Market value per share	$45.37	$44.54

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2014

	Number of Contracts	Unrealized Gain on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO August 2014 contracts, expiring July 2014*	484	$1,699,100	3.12

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.03%, 8/28/2014	$5,000,000	$4,999,758	9.19
0.04%, 10/30/2014	5,000,000	4,999,328	9.18
0.05%, 12/26/2014	8,000,000	7,998,220	14.70
Total Treasury Obligations		17,997,306	33.07

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	3,510,274	3,510,274	6.45
Wells Fargo Advantage Government Money Market Fund - Class I	4,500,498	4,500,498	8.27
Total Money Market Funds		8,010,772	14.72
Total Cash Equivalents		$26,008,078	47.79

* Collateral amounted to $1,573,065 on open future contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2014 and 2013

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income
Gain (loss) on trading of commodity contracts:
Realized gain (loss) on closed positions	$90,420	$(2,997,830)	$(7,660)	$(1,556,990)
Change in unrealized gain (loss) on open positions	1,946,700	115,030	1,670,430	(547,240)
Dividend income	462	1,747	499	4,006
Interest income	2,240	1,511	3,991	2,506
Other income	3,500	1,050	6,650	5,950

Total income (loss)	2,043,322	(2,878,492)	1,673,910	(2,091,768)

Expenses
General Partner management fees (Note 3)	74,335	82,571	124,030	162,862
Professional fees	41,132	31,122	81,812	62,004
Brokerage commissions	6,641	7,888	10,750	16,290
Other expenses	2,486	2,370	4,421	4,654

Total expenses	124,594	123,951	221,013	245,810

Expense waiver (Note 3)	(26,964)	(14,651)	(57,705)	(29,519)

Net expenses	97,630	109,300	163,308	216,291

Net income (loss)	$1,945,692	$(2,987,792)	$1,510,602	$(2,308,059)
Net income (loss) per limited partnership share	$2.29	$(2.75)*	$1.54	$(2.09)*
Net income (loss) per weighted average limited partnership share	$2.16	$(2.72)*	$1.98	$(2.14)*
Weighted average limited partnership shares outstanding	900,000	1,100,000 *	764,088	1,079,006 *

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

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$-	$26,288,343	$26,288,343
Addition of 950,000 partnership shares	-	41,667,775	41,667,775
Redemption of 350,000 partnership shares	-	(15,041,186)	(15,041,186)
Net income	-	1,510,602	1,510,602

Balances, at June 30, 2014	$-	$54,425,534	$54,425,534

Net Asset Value Per Share:
At December 31, 2013			$43.81
At June 30, 2014			$45.35

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2014 and 2013

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cash Flows from Operating Activities:
Net income (loss)	$1,510,602	$(2,308,059)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(16,299,361)	2,072,571
Unrealized (gain) loss on futures contracts	(1,670,430)	547,240
Decrease in receivable from General Partner	22,948	17,729
Decrease in dividends receivable	427	453
Increase in other assets	(1,552)	(1,856)
Decrease in professional fees payable	(58,630)	(63,335)
Increase (decrease) in General Partner management fees payable	12,366	(2,138)
Increase in brokerage commissions payable	465	10
Increase in other liabilities	489	215
Net cash provided by (used in) operating activities	(16,482,676)	262,830

Cash Flows from Financing Activities:
Addition of partnership shares	41,667,775	41,878,777
Redemption of partnership shares	(17,231,840)	(45,759,062)
Net cash provided by (used in) financing activities	24,435,935	(3,880,285)

Net Increase (Decrease) in Cash and Cash Equivalents	7,953,259	(3,617,455)
Cash and Cash Equivalents, beginning of period	25,257,312	39,506,019
Cash and Cash Equivalents, end of period	$33,210,571	$35,888,564

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2014 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses.  It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of June 30, 2014, BNO held 484 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” BNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil.  As of June 30, 2014, BNO had registered a total of 50,000,000 shares.

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

In accordance with GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2014.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2014 and 2013, BNO did not incur registration fees and other offering expenses.

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

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO.  These costs are estimated to be $115,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by BNO to the extent that such expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis, through at least December 31, 2014. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2014, USCF waived $57,705 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Total commissions accrued to brokers	$10,750	$16,290
Commissions accrued as a result of rebalancing	$9,683	$13,930
Percentage of commissions accrued as a result of rebalancing	90.08%	85.51%
Commissions accrued as a result of creation and redemption activity	$1,067	$2,360
Percentage of commissions accrued as a result of creation and redemption activity	9.92%	14.49%

The decrease in the total commissions accrued to brokers for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a lower number of futures contracts being held and traded as a result of BNO’s lower total net assets during the six months ended June 30, 2014. The decrease in total net assets required BNO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the six months ended June 30, 2014. As an annualized percentage of average daily total net assets, the figure for the six months ended June 30, 2014, represents approximately 0.07% of average daily total net assets. By comparison, the figure for the six months ended June 30, 2013, represented approximately 0.08% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

Futures contracts, options on futures contracts and cleared swaps involve, to varying degrees, elements of market risk (specifically commodity price risk) and exposure to loss in excess of the amount of variation margin. The face or contract amounts reflect the extent of the total exposure BNO has in the particular classes of instruments.  Additional risks associated with the use of futures contracts are an imperfect correlation between movements in the price of the futures contracts and the market value of the underlying securities and the possibility of an illiquid market for a futures contract. Buying and selling options on futures contracts exposes investors to the risks of purchasing or selling futures contracts.

All of the futures contracts held by BNO were exchange-traded through June 30, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2014 and December 31, 2013, BNO held investments in money market funds in the amounts of $8,010,772 and $8,010,771, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2014 and December 31, 2013, BNO held cash deposits and investments in Treasuries in the amounts of $44,770,170 and $20,517,551, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should BNO’s custodian and/or futures commission merchant cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2014 (Unaudited)	For the six months ended June 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$43.81	$40.98 *
Total income (loss)	1.75	(1.90)*
Net expenses	(0.21)	(0.20)*
Net increase (decrease) in net asset value	1.54	(2.10)*
Net asset value, end of period	$45.35	$38.88 *

Total Return	3.52%	(5.10)%

Ratios to Average Net Assets
Total income (loss)	5.02%	(4.78)%
Management fees**	0.75%	0.75%
Total expenses excluding management fees**	0.59%	0.38%
Expenses waived**	(0.35)%	(0.13)%
Net expenses excluding management fees**	0.24%	0.25%
Net income (loss)	4.53%	(5.27)%

*	On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post split price on August 29, 2013. The Financial Highlights (Unaudited) have been adjusted for the periods shown to reflect the 2-for-1 forward share split on a retroactive basis.

**	Annualized.

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

The following table summarizes the valuation of BNO’s securities at June 30, 2014 using the fair value hierarchy:

At June 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$26,008,078	$26,008,078	$—	$—
Exchange-Traded Futures Contracts Foreign Contracts	1,699,100	1,699,100	—	—

During the six months ended June 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$12,010,110	$12,010,110	$—	$—
Exchange-Traded Futures Contracts Foreign Contracts	28,670	28,670	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$1,699,100	$28,670

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2014		For the six months ended June 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss)on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Gain on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized loss on closed positions	$(7,660)		$(1,556,990)
	Change in unrealized gain (loss) on open positions		$1,670,430		$(547,240)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of June 30, 2014, BNO held 484 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the six months ended June 30, 2014, BNO did not exceed accountability levels imposed by the ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2014, BNO did not exceed any position limits imposed by the ICE Futures and the NYMEX.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, the National Futures Association (the “NFA”), the futures exchanges, clearing organizations and other regulatory bodies.

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

Current rules and regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or SEFs and cleared through regulated clearing organizations or “derivative clearing organizations” (“DCOs”), if the CFTC mandates the central clearing of a particular contract. Currently, “swap dealers,” “major swap participants,” certain active funds, commodity pools, certain credit default swaps and interest rate swaps, private funds and entities predominantly engaged in financial activities are required to centrally clear. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

Current rules and regulations also require that certain swaps determined to be available to trade on a SEF must be executed over such a facility, including the obligation for facilities offering multiple person execution services. Based upon applications filed by several SEFs with the CFTC, the CFTC has determined that certain interest rate swaps and credit default index swaps must register as a SEF and be executed on a SEF. On November 14, 2013, the CFTC’s Division of Clearing and Risk, Division of Market Oversight and Division of Swap Dealer and Intermediary Oversight published guidance with respect to the application of certain CFTC rules on SEFs. That guidance clarified that SEFs could not restrict access to participants who are permitted to trade swaps and that SEFs may not require participants to have breakage agreements in place with other counterparties.

Swaps between certain affiliated entities within a corporate group are exempt from the clearing requirement. The rule permits affiliated counterparties to elect not to clear a swap subject to the clearing requirement if, among other things, the counterparties are majority-owned affiliates whose financial statements are included in the same consolidated financial statements and whose swaps are documented and subject to a centralized risk management program. However, the exemption does not apply to swaps entered into by affiliated counterparties with unaffiliated counterparties.

Current rules and regulations require enhanced customer protections, risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures and auditing and examination programs for FCMs. The rules are intended to afford greater assurances to market participants that customer segregated funds and secured amounts are protected, customers are provided with appropriate notice of the risks of futures trading and of the FCMs with which they may choose to do business, FCMs are monitoring and managing risks in a robust manner, the capital and liquidity of FCMs are strengthened to safeguard the continued operations and the auditing and examination programs of the CFTC and the self-regulatory organizations are monitoring the activities of FCMs in a thorough manner.

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

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with an upward trend during the six months ended June 30, 2014.  The price of the Benchmark Futures Contract started the period at $110.80 per barrel. The Benchmark Futures Contract reached its high for the period on June 19, 2014 at $115.06 per barrel and reached its low for the period on April 2, 2014 when the price dropped to $104.79 per barrel. The period ended with the Benchmark Futures Contract at $112.36 per barrel, up approximately 1.41% over the period. BNO’s per share NAV began the period at $43.81 and ended the period at $45.35 on June 30, 2014, an increase of approximately 3.52% over the period. BNO’s per share NAV reached its high for the period on June 19, 2014 at $46.46 and reached its low for the period on January 14, 2014 at $41.86. The Benchmark Futures Contract prices listed above began with the February 2014 contract and ended with the August 2014 contract. The increase of approximately 1.41% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below, in the section titled “Tracking BNO’s Benchmark.”

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982.  In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011.  During the six months ended June 30, 2014, U.S. based West Texas Intermediate (“WTI”) crude oil and Brent crude were predominantly in backwardation.  Contango means that the price of the near month crude oil Futures Contract was below the price of the next month crude oil Futures Contract, or contracts further away from expiration.  Backwardation means that the price of the near month crude oil Futures Contract was above the price of the next month crude oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013.  The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares.  Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92.  After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of June 30, 2014, BNO had issued 7,200,000 shares, 1,200,000 of which were outstanding. As of June 30, 2014, there were 42,800,000 shares registered but not yet issued.

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

As of June 30, 2014, BNO had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., Virtu Financial Capital Markets and Virtu Financial DB LLC.

For the Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
Per share net asset value, end of period	$45.35	$38.88 *
Average daily total net assets	$33,348,844	$43,789,804
Cash deposits and investments in Treasuries and money market funds	$52,780,942	$38,750,096
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$4,490	$6,512
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	62.92%	92.62%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	37.08%	7.38%
Annualized yield based on average daily total net assets	0.03%	0.03%
Total unrealized gain on Futures Contracts	$1,699,100	$192,090
Management fee	$124,030	$162,862
Total fees and other expenses excluding management fees	$96,983	$82,948
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$57,705	$29,519
Expenses before allowance for the expense waiver	$221,013	$245,810
Expenses after allowance for the expense waiver	$163,308	$216,291
Total commissions accrued to brokers	$10,750	$16,290
Total commissions as annualized percentage of average total net assets	0.07%	0.08%
Commissions accrued as a result of rebalancing	$9,683	$13,930
Percentage of commissions accrued as a result of rebalancing	90.08%	85.51%
Commissions accrued as a result of creation and redemption activity	$1,067	$2,360
Percentage of commissions accrued as a result of creation and redemption activity	9.92%	14.49%

* Adjusted to give effect to the forward share split of 2-for-1 paid after close of markets on August 28, 2013.

Portfolio Expenses. BNO’s expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that BNO pays to USCF is calculated as a percentage of the total net assets of BNO. The fee is accrued daily and paid monthly.

The increase in the per share NAV for June 30, 2014, compared to June 30, 2013, was a result of the impact of backwardation, higher prices for Brent crude oil and the related increase in the value of the futures contacts in which BNO had invested. The increase in cash assets in overnight deposits and investments in Treasuries and money market funds for June 30, 2014, compared to June 30, 2013, was the result of BNO’s larger size, as measured by total net assets.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was similar during the six months ended June 30, 2014.

The increase in gross total expenses excluding management fees for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily the result of BNO’s increased tax reporting, legal, accounting, printing and other expenses associated therewith. The decrease in total commissions accrued to brokers for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to a lower number of futures contracts being held and traded as a result of BNO’s lower total net assets during the six months ended June 30, 2014. The decrease in total net assets required BNO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the six months ended June 30, 2014.

For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

	For the three months ended June 30, 2014	For the three months ended June 30, 2013
Average daily total net assets	$39,754,295	$45,726,054
Dividend and Interest income earned on Treasuries, cash and/or cash equivalents	$2,702	$3,258
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$74,335	$82,571
Total fees and other expenses excluding management fees	$50,259	$41,380
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of expense waiver	$26,964	$14,651
Expenses before allowance for the expense waiver	$124,594	$123,951
Expenses after allowance for the expense waiver	$97,630	$109,300
Total commissions accrued to brokers	$6,641	$7,888
Total commissions as annualized percentage of average total net assets	0.07%	0.07%
Commissions accrued as a result of rebalancing	$5,981	$7,691
Percentage of commissions accrued as a result of rebalancing	90.06%	97.50%
Commissions accrued as a result of creation and redemption activity	$660	$197
Percentage of commissions accrued as a result of creation and redemption activity	9.94%	2.50%

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was similar during the three months ended June 30, 2014.

The increase in gross total expenses excluding management fees for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily the result of BNO’s increased tax reporting, legal, accounting, printing and other expenses associated therewith. The decrease in total commissions accrued to brokers for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to a lower number of futures contracts being held and traded as a result of BNO’s lower total net assets during the three months ended June 30, 2014. The decrease in total net assets required BNO to purchase fewer number of Futures Contracts and incur a lower amount of brokerage commissions.

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

For the 30-valuation days ended June 30, 2014, the simple average daily change in the Benchmark Futures Contracts was 0.102%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.098%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (2.899)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to June 30, 2014, the simple average daily change in the Benchmark Futures Contract was 0.072%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.068%1. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.379)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the changes for the last 30 valuation days ended June 30, 2014; the second graph measures monthly changes from June 30, 2011 through June 30, 2014.

 *PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

1 USCF to provide for the period ended June 30, 2014.

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

For the six months ended June 30, 2014, the actual total return of BNO as measured by changes in its per share NAV was 3.52%. This is based on an initial per share NAV of $43.81 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $45.35. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $45.56 as of June 30, 2014, for a total return over the relevant time period of 3.99%. The difference between the actual per share NAV total return of BNO of 3.52% and the expected total return based on the Benchmark Futures Contracts of 3.99% was an error over the time period of (0.48)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2013, the actual total return of BNO as measured by changes in its per share NAV was (5.10)%. This was based on an initial per share NAV, taking into account the forward share split, of $40.98* as of December 31, 2012 and an ending per share NAV as of June 30, 2013 of $38.88*. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $39.06* as of June 30, 2013, for a total return over the relevant time period of (4.66)%. The difference between the actual per share NAV total return of BNO of (5.10)% and the expected total return based on the Benchmark Futures Contract of (4.66)% was an error over the time period of (0.44)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

* Adjusted to give effect to the forward share split of 2-for-1 paid after close of markets on August 28, 2013.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per share NAV of BNO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2014.  Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by BNO will to continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2014, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between June 30, 2004 and June 30, 2014.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. The crude oil futures market remained largely in contango from 2009 until late 2012, although the Brent crude oil futures market did not experience the steep levels of contango seen in the United States crude oil markets.  The Brent crude oil futures market moved into a very mild backwardation through the end of December 2012 and has remained largely in backwardation until the end of the six months ending June 30, 2014. During 2006 and the first half of 2007, these markets experienced contango. However, starting early in the third quarter of 2007, the crude oil futures market moved into backwardation. The crude oil markets remained in backwardation until late in the second quarter of 2008 when they moved into contango. The crude oil markets remained in contango until late in the third quarter of 2008, when the markets moved into backwardation. Early in the fourth quarter of 2008, the crude oil market moved back into contango and remained in contango for the balance of 2008. Throughout 2009, the crude oil market remained in contango. During parts of January and February 2009, the level of contango was unusually steep. Crude oil inventories, which reached historic levels in January and February 2009 and which appeared to be the primary cause of the steep level of contango, began to drop in March 2009 and continued to drop for the balance of 2009 and the beginning of 2010. The crude oil futures market remained in contango through 2010 and 2012. The Brent crude oil futures market did not experience the steep levels of contango seen in the United States during the year ended December 31, 2012. The Brent crude oil futures market moved into a very mild backwardation through the end of December 2012. During the six months ended June 30, 2014, U.S. based crude oil futures market was predominantly in backwardation.  The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

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

Brent Crude Oil Market. During the three months ended June 30, 2014, Brent crude oil prices were impacted by several factors. On the consumption side, demand growth remained moderate inside and outside the United States.  On the supply side, efforts by the Organization of Petroleum Exporting Countries (“OPEC”) to more closely match global production with consumption were partially successful. However, continuing concerns about the political standoff with Iran, as well as security concerns in Libya and Iraq, have left the market subject to bouts of heightened volatility. Brent crude oil prices finished the second quarter of 2014 approximately 1.41% higher than at the beginning of the year. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between June 30, 2004 and June 30, 2014, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of diesel-heating oil, large cap U.S. equities, global equities or U.S. government bonds. However, movements in Brent crude oil were strongly correlated to movements in unleaded gasoline and U.S. West Texas Intermediate (WTI) crude oil.

Correlation Matrix June 30, 2004 – 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.310)	0.961	0.416	0.289	0.359	0.402
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.292)	(0.323)	(0.279)	(0.242)	(0.304)
Global Equities (FTSE World Index)			1.000	0.489	0.336	0.435	0.484
Crude Oil (WTI)				1.000	0.732	0.858	0.940
Unleaded Gasoline					1.000	0.770	0.781
Diesel-Heating Oil						1.000	0.286
Brent Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. Over the one-year period ended June 30, 2014, Brent crude oil continued to have a strong correlation with WTI Crude Oil and unleaded gasoline. The correlation between Brent crude oil and large cap U.S. equities, global equities, U.S. government bonds and diesel-heating oil continued to be neither strongly correlated nor inversely correlated.

Correlation Matrix 12 Months ended June 30, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.173)	0.950	0.124	0.368	(0.361)	0.156
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.104)	(0.388)	(0.544)	(0.035)	(0.624)
Global Equities (FTSE World Index)			1.000	0.104	0.202	(0.472)	0.106
Crude Oil (WTI)				1.000	0.641	0.227	0.657
Unleaded Gasoline					1.000	0.160	0.716
Diesel-Heating Oil						1.000	(0.319)
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the six months ended June 30, 2014, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2014, BNO used other assets to pay expenses, which could cause a decrease in BNO’s NAV over time. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2014, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account BNO’s assets related to foreign Futures Contracts trading. During the six months ended June 30, 2014, the only foreign exchange on which BNO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, BNO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of June 30, 2014, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $52,780,942 with the custodian and FCM. Some or all of this amount may be subject to loss should BNO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2014, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of June 30, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of BNO’s marketing agent, ALPS Distributors, Inc., and the fees of the custodian and transfer agent, Brown Brothers Harriman & Co. (“BBH&Co.”), as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of BNO’s condensed financial statements and its SEC, NFA and CFTC reports. BNO pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses normally borne by BNO to the extent that such expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2014, BNO’s portfolio consisted of 484 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of June 30, 2014, BNO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.unitedstatescommodityfunds.com.

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

BNO may enter into certain transactions where an over-the-counter component is exchanged for a corresponding futures contract (“Exchange for Related Positions” or “EFRP transaction”). These EFRP transactions may expose BNO to counterparty risk during the interim period between the execution of the over-the-counter component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

During the six month reporting period ended June 30, 2014, BNO limited its over-the-counter activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 26, 2014 and BNO’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed on May 15, 2014.

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

Date: August 14, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 14, 2014

