Form 10-Q
period 2014-09-30
United States Brent Oil Fund, LP
filed 2014-11-14
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2014.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2014 (Unaudited) and December 31, 2013

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents (Notes 2 and 5)	$39,372,955	$25,257,312
Equity in trading accounts:
Cash and cash equivalents	3,294,820	3,271,010
Unrealized gain (loss) on open commodity futures contracts	(3,006,530)	28,670
Dividends receivable	158	584
Receivable from General Partner (Note 3)	40,784	80,653
Other assets	1,624	1,035

Total assets	$39,703,811	$28,639,264

Liabilities and Partners' Capital
Payable for shares redeemed	$1,886,066	$2,190,654
Professional fees payable	65,464	140,442
General Partner management fees payable (Note 3)	28,210	18,110
Brokerage commissions payable	1,286	821
Other liabilities	1,508	894

Total liabilities	1,982,534	2,350,921

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	37,721,277	26,288,343
Total Partners' Capital	37,721,277	26,288,343

Total liabilities and partners' capital	$39,703,811	$28,639,264

Limited Partners' shares outstanding	1,000,000	600,000
Net asset value per share	$37.72	$43.81
Market value per share	$37.80	$44.54

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2014

	Number of Contracts	Unrealized Loss on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO November 2014 contracts, expiring October 2014*	399	$(3,006,530)	(7.97)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 10/30/2014	$5,000,000	$4,999,839	13.25
0.05%, 12/26/2014	8,000,000	7,999,140	21.21
0.05%, 1/15/2015	5,000,000	4,999,264	13.25
0.05%, 2/26/2015	7,000,000	6,998,705	18.55
Total Treasury Obligations		24,996,948	66.26

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	3,510,274	3,510,274	9.31
Wells Fargo Advantage Government Money Market Fund - Class I	4,500,497	4,500,497	11.93
Total Money Market Funds		8,010,771	21.24
Total Cash Equivalents		$33,007,719	87.50

* Collateral amounted to $3,294,820 on open future contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2014 and 2013

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$(4,173,460)	$5,369,970	$(4,181,120)	$3,812,980
Change in unrealized loss on open positions	(4,705,630)	(1,831,440)	(3,035,200)	(2,378,680)
Dividend income	468	1,550	967	5,556
Interest income	3,856	1,207	7,847	3,713
Other income	2,100	3,150	8,750	9,100

Total income (loss)	(8,872,666)	3,544,437	(7,198,756)	1,452,669

Expenses
General Partner management fees (Note 3)	94,208	79,538	218,238	242,400
Professional fees	39,750	36,854	121,562	98,858
Brokerage commissions	7,785	6,739	18,535	23,029
Other expenses	2,624	2,356	7,045	7,010

Total expenses	144,367	125,487	365,380	371,297

Expense waiver (Note 3)	(37,319)	(20,958)	(95,024)	(50,477)

Net expenses	107,048	104,529	270,356	320,820

Net income (loss)	$(8,979,714)	$3,439,908	$(7,469,112)	$1,131,849
Net income (loss) per limited partnership share	$(7.63)	$3.51	$(6.09)	$1.41
Net income (loss) per weighted average limited partnership share	$(7.52)	$3.44	$(8.22)	$1.08
Weighted average limited partnership shares outstanding	1,194,022	998,913	908,974	1,052,015

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the nine months ended September 30, 2014

	General Partner	Limited Partners	Total

Balances, at December 31, 2013	$-	$26,288,343	$26,288,343
Addition of 1,050,000 partnership shares	-	45,864,685	45,864,685
Redemption of 650,000 partnership shares	-	(26,962,639)	(26,962,639)
Net loss	-	(7,469,112)	(7,469,112)

Balances, at September 30, 2014	$-	$37,721,277	$37,721,277

Net Asset Value Per Share:
At December 31, 2013			$43.81
At September 30, 2014			$37.72

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2014 and 2013

	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013
Cash Flows from Operating Activities:
Net income (loss)	$(7,469,112)	$1,131,849
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(23,810)	944,253
Unrealized loss on open futures contracts	3,035,200	2,378,680
Decrease in dividends receivable	426	535
(Increase) decrease in receivable from General Partner	39,869	(3,229)
Increase in other assets	(589)	(857)
Decrease in professional fees payable	(74,978)	(26,481)
Increase (decrease) in General Partner management fees payable	10,100	(2,614)
Increase (decrease) in brokerage commissions payable	465	(240)
Increase in other liabilities	614	131
Net cash provided by (used in) operating activities	(4,481,815)	4,422,027

Cash Flows from Financing Activities:
Addition of partnership shares	45,864,685	58,653,136
Redemption of partnership shares	(27,267,227)	(64,579,320)
Net cash provided by (used in) financing activities	18,597,458	(5,926,184)

Net Increase (Decrease) in Cash and Cash Equivalents	14,115,643	(1,504,157)

Cash and Cash Equivalents, beginning of period	25,257,312	39,506,019
Cash and Cash Equivalents, end of period	$39,372,955	$38,001,862

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2014 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses.  It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of September 30, 2014, BNO held 399 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” BNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil.  As of September 30, 2014, BNO had registered a total of 50,000,000 shares.

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

In accordance with GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2010. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2014.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2014.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2014 and 2013, BNO did not incur registration fees and other offering expenses.

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

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO.  These costs are estimated to be $125,000 for the year ending December 31, 2014.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 below. USCF has voluntarily agreed to pay certain expenses normally borne by BNO to the extent that such expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis, through at least December 31, 2014. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2014, USCF waived $95,024 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Total commissions accrued to brokers	$18,535	$23,029
Commissions accrued as a result of rebalancing	$17,062	$19,736
Percentage of commissions accrued as a result of rebalancing	92.05%	85.70%
Commissions accrued as a result of creation and redemption activity	$1,473	$3,293
Percentage of commissions accrued as a result of creation and redemption activity	7.95%	14.30%

The decrease in the total commissions accrued to brokers for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a lower number of futures contracts being held and traded as a result of BNO’s lower total net assets during the nine months ended September 30, 2014. The decrease in total net assets required BNO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the nine months ended September 30, 2014. As an annualized percentage of average daily total net assets, the figure for the nine months ended September 30, 2014, represents approximately 0.06% of average daily total net assets. By comparison, the figure for the nine months ended September 30, 2013, represented approximately 0.07% of average daily total net assets. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by BNO were exchange-traded through September 30, 2014. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with over-the-counter transactions since, in over-the-counter transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2014 and December 31, 2013, BNO held investments in money market funds in the amounts of $8,010,771 and $8,010,771, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2014 and December 31, 2013, BNO held cash deposits and investments in Treasuries in the amounts of $34,657,004 and $20,517,551, respectively, with the custodian and futures commission merchant. Some or all of these amounts may be subject to loss should BNO’s custodian and/or futures commission merchant cease operations.

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

BNO’s policy is to continuously monitor its exposure to market and counterparty risk through the use of a variety of financial, position and credit exposure reporting controls and procedures. In addition, BNO has a policy of requiring review of the credit standing of each counterparty with which it conducts business.

The financial instruments held by BNO are reported in its condensed statements of financial condition at market or fair value, or at carrying amounts that approximate fair value, because of their highly liquid nature and short-term maturity.

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2014 and 2013 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2014 (Unaudited)	For the nine months ended September 30, 2013 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$43.81	$40.98 *
Total income (loss)	(5.79)	1.71 *
Net expenses	(0.30)	(0.30)*
Net increase (decrease) in net asset value	(6.09)	1.41 *
Net asset value, end of period	$37.72	$42.39 *

Total Return	(13.90)%	3.44%

Ratios to Average Net Assets
Total income (loss)	(18.50)%	3.36%
Management fees**	0.75%	0.75%
Total expenses excluding management fees**	0.51%	0.40%
Expenses waived**	(0.33)%	(0.16)%
Net expenses excluding management fees**	0.18%	0.24%
Net income (loss)	(19.20)%	2.62%

*	On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post split price on August 29, 2013. The Financial Highlights (Unaudited) have been adjusted for the periods shown to reflect the 2-for-1 forward share split on a retroactive basis.

**	Annualized.

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

The following table summarizes the valuation of BNO’s securities at September 30, 2014 using the fair value hierarchy:

At September 30, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$33,007,719	$33,007,719	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(3,006,530)	(3,006,530)	—	—

During the nine months ended September 30, 2014, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2013 using the fair value hierarchy:

At December 31, 2013	Total	Level I	Level II	Level III
Short-Term Investments	$12,010,110	$12,010,110	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	$28,670	$28,670	—	—

During the year ended December 31, 2013, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2014	Fair Value At December 31, 2013
Futures - Commodity Contracts	Assets	$(3,006,530)	$28,670

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2014		For the nine months ended September 30, 2013
Derivatives not Accounted for as Hedging Instruments	Location of Gain or (Loss)on Derivatives Recognized in Income	Realized Loss on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income	Realized Gain on Derivatives Recognized in Income	Change in Unrealized Loss on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(4,181,120)		$3,812,980
	Change in unrealized loss on open positions		$(3,035,200)		$(2,378,680)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of September 30, 2014, BNO held 399 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the nine months ended September 30, 2014, BNO did not exceed accountability levels imposed by the ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2014, BNO did not exceed any position limits imposed by the ICE Futures and the NYMEX.

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

Proposed Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. BNO currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on BNO’s ability to hedge risk, however, the imposition of a floating net asset value could cause BNO to limit remaining assets solely to Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on BNO.

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with a downward trend during the nine months ended September 30, 2014.  The price of the Benchmark Futures Contract started the period at $110.80 per barrel. The Benchmark Futures Contract reached its high for the period on June 19, 2014 at $115.06 per barrel and reached its low for the period on September 30, 2014 when the price dropped to $94.67 per barrel. The period ended with the Benchmark Futures Contract at $94.67 per barrel, down approximately (14.56)% over the period. BNO’s per share NAV began the period at $43.81 and ended the period at $37.72 on September 30, 2014, a decrease of approximately (13.90)% over the period. BNO’s per share NAV reached its high for the period on June 19, 2014 at $46.46 and reached its low for the period on September 30, 2014 at $37.72. The Benchmark Futures Contract prices listed above began with the February 2014 contract and ended with the November 2014 contract. The decrease of approximately (14.56)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below, in the section titled “Tracking BNO’s Benchmark.”

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982.  In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011.  During the nine months ended September 30, 2014, U.S. based West Texas Intermediate (“WTI”) crude oil and Brent crude were predominantly in backwardation.  Contango means that the price of the near month crude oil Futures Contract was below the price of the next month crude oil Futures Contract, or contracts further away from expiration.  Backwardation means that the price of the near month crude oil Futures Contract was above the price of the next month crude oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013.  The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares.  Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92.  After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of September 30, 2014, BNO had issued 7,300,000 shares, 1,000,000 of which were outstanding. As of September 30, 2014, there were 42,700,000 shares registered but not yet issued.

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

As of September 30, 2014, BNO had the following authorized purchasers: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., Virtu Financial BD LLC and Virtu Financial Capital Markets formerly EWT, LLC.

For the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
Per share net asset value, end of period	$37.72	$42.39 *
Average daily total net assets	$38,904,525	$43,211,684
Cash deposits and investments in Treasuries and money market funds	$42,667,775	$41,991,712
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,814	$9,269
Percentage of cash assets held as overnight deposits and investments in Treasuries at custodian	92.28%	90.50%
Percentage of cash assets held as investments in Treasuries and margin deposits for Futures Contracts	7.72%	9.50%
Annualized yield based on average daily total net assets	0.03%	0.03%
Total unrealized loss on Futures Contracts	$(3,006,530)	$(1,639,350)
Management fee	$218,238	$242,400
Total fees and other expenses excluding management fees	$147,142	$128,897
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$95,024	$50,477
Expenses before allowance for the expense waiver	$365,380	$371,297
Expenses after allowance for the expense waiver	$270,356	$320,820
Total commissions accrued to brokers	$18,535	$23,029
Total commissions as annualized percentage of average total net assets	0.06%	0.07%
Commissions accrued as a result of rebalancing	$17,062	$19,736
Percentage of commissions accrued as a result of rebalancing	92.05%	85.70%
Commissions accrued as a result of creation and redemption activity	$1,473	$3,293
Percentage of commissions accrued as a result of creation and redemption activity	7.95%	14.30%

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

The decrease in the per share NAV for September 30, 2014, compared to September 30, 2013, was a result of lower prices for Brent crude oil and the related decrease in the value of the futures contacts in which BNO had invested. The increase in cash assets in overnight deposits and investments in Treasuries and money market funds for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was the result of BNO’s increased creation activity.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was similar during the nine months ended September 30, 2014.

The increase in gross total expenses excluding management fees for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily the result of BNO’s increased tax reporting, legal, accounting, printing and other expenses associated therewith. The decrease in total commissions accrued to brokers for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a lower number of futures contracts being held and traded as a result of BNO’s lower average total net assets during the nine months ended September 30, 2014. The decrease in total net assets required BNO to purchase a fewer number of Futures Contracts and incur a lower amount of brokerage commissions during the nine months ended September 30, 2014.

For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

	For the three months ended September 30, 2014	For the three months ended September 30, 2013
Average daily total net assets	$49,834,723	$42,074,296
Dividend and Interest income earned on Treasuries, cash and/or cash equivalents	$4,324	$2,757
Annualized yield based on average daily total net assets	0.03%	0.03%
Management fee	$94,208	$79,538
Total fees and other expenses excluding management fees	$50,159	$45,949
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of expense waiver	$37,319	$20,958
Expenses before allowance for the expense waiver	$144,367	$125,487
Expenses after allowance for the expense waiver	$107,048	$104,529
Total commissions accrued to brokers	$7,785	$6,739
Total commissions as annualized percentage of average total net assets	0.06%	0.06%
Commissions accrued as a result of rebalancing	$7,379	$5,806
Percentage of commissions accrued as a result of rebalancing	94.78%	86.16%
Commissions accrued as a result of creation and redemption activity	$406	$933
Percentage of commissions accrued as a result of creation and redemption activity	5.22%	13.84%

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was similar during the three months ended September 30, 2014.

The increase in gross total expenses excluding management fees for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily the result of BNO’s increased tax reporting, legal, accounting, printing and other expenses associated therewith. The total commissions accrued to brokers for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was similar.

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

For the 30-valuation days ended September 30, 2014, the simple average daily change in the Benchmark Futures Contracts was (0.248)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.252)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.21)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to September 30, 2014, the simple average daily change in the Benchmark Futures Contract was 0.05%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.05%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.31)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the changes for the last 30 valuation days ended September 30, 2014; the second graph measures monthly changes from September 30, 2011 through September 30, 2014.

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

For the nine months ended September 30, 2014, the actual total return of BNO as measured by changes in its per share NAV was (13.90)%. This is based on an initial per share NAV of $43.81 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $37.72. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $37.97 as of September 30, 2014, for a total return over the relevant time period of (13.33)%. The difference between the actual per share NAV total return of BNO of (13.90)% and the expected total return based on the Benchmark Futures Contracts of (13.33)% was an error over the time period of (0.57)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2013, the actual total return of BNO as measured by changes in its per share NAV was 3.44%. This was based on an initial per share NAV, taking into account the forward share split, of $40.98* as of December 31, 2012 and an ending per share NAV as of September 30, 2013 of $42.39*. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $42.70* as of September 30, 2013, for a total return over the relevant time period of 4.20%. The difference between the actual per share NAV total return of BNO of 3.44% and the expected total return based on the Benchmark Futures Contract of 4.20% was an error over the time period of (0.75)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

* Adjusted to give effect to the forward share split of 2-for-1 paid after close of markets on August 28, 2013.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per share NAV of BNO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2014, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2014.  Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by BNO will to continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2014, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between September 30, 2004 and September 30, 2014.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango. The crude oil futures market remained largely in contango from 2009 until late 2012, although the Brent crude oil futures market did not experience the steep levels of contango seen in the United States crude oil markets.  The Brent crude oil futures market moved into a very mild backwardation through the end of December 2012 and has remained largely in backwardation until the end of the nine months ending September 30, 2014. The Brent crude oil futures market experiences the same effects of contango and backwardation as the United States crude oil futures market, but the Brent crude oil futures market has not historically experienced the same level of steepness in contango and backwardation as the United States crude oil futures market.

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

Brent Crude Oil Market. During the three months ended September 30, 2014, Brent crude oil prices were impacted by several factors. On the consumption side, demand growth remained flat to moderate inside and outside the United States.  On the supply side, efforts by the Organization of Petroleum Exporting Countries (“OPEC”) to more closely match global production with consumption were partially unsuccessful. However, continuing concerns about the political standoff with Iran, as well as security concerns in Libya and Iraq, have left the market subject to bouts of heightened volatility. Brent crude oil prices finished the third quarter of 2014 approximately 14.55% lower than at the beginning of the year. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between September 30, 2004 and September 30, 2014, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds or diesel-heating oil. However, movements in Brent crude oil were strongly correlated to movements in global equities, U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline.

Correlation Matrix September 30, 2004 – 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.299)	0.960	0.445	0.302	0.390	0.428
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.282)	(0.325)	(0.266)	(0.241)	(0.304)
Global Equities (FTSE World Index)			1.000	0.517	0.349	0.466	0.511
Crude Oil (WTI)				1.000	0.729	0.851	0.937
Unleaded Gasoline					1.000	0.769	0.781
Diesel-Heating Oil						1.000	0.265
Brent Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended September 30, 2014, movement of Brent crude oil was neither strongly correlated nor inversely correlated with the movements of U.S. government bonds or diesel-heating oil. However, movements in Brent crude oil were strongly correlated to movements in large cap U.S. equities, global equities, WTI crude oil and unleaded gasoline.

Correlation Matrix 12 Months ended September 30, 2014*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.148)	0.962	0.313	0.675	(0.127)	0.712
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.113)	(0.098)	(0.269)	0.359	(0.062)
Global Equities (FTSE World Index)			1.000	0.402	0.751	(0.107)	0.812
Crude Oil (WTI)				1.000	0.645	0.087	0.646
Unleaded Gasoline					1.000	(0.010)	0.870
Diesel-Heating Oil						1.000	0.002
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the nine months ended September 30, 2014, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2014, BNO used other assets to pay expenses, which could cause a decrease in BNO’s NAV over time. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2014, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account BNO’s assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2014, the only foreign exchange on which BNO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, BNO purchases over-the-counter contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of over-the-counter contracts.

As of September 30, 2014, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $42,667,775 with the custodian and FCM. Some or all of this amount may be subject to loss should BNO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of September 30, 2014, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of September 30, 2014 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2014, BNO’s portfolio consisted of 399 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of September 30, 2014, BNO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.unitedstatescommodityfunds.com.

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

During the nine month reporting period ended September 30, 2014, BNO limited its over-the-counter activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed on March 26, 2014, and BNO’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, filed on August 14, 2014, except for a replacement of an existing risk factor with the replacement of the first risk factor set forth below and the addition of the second risk factor set forth below.

USCF is leanly staffed and relies heavily on key personnel to manage BNO and other funds.

USCF was formed to be the sponsor and manager of investment vehicles such as BNO and has been managing such investment vehicles since April 2006. In managing and directing the day-to-day activities and affairs of BNO, USCF relies heavily on Messrs. Howard Mah and John Hyland. On October 13, 2014, Mr. Hyland tendered his resignation to USCF effective May 1, 2015. In order to ensure an orderly transition, Mr. Hyland will remain as the Chief Investment Officer of USCF until May 1, 2015. The management of USCF intends to find a replacement for Mr. Hyland prior to his departure. However, if a suitable replacement for Mr. Hyland is not found prior to Mr. Hyland’s departure, or if Mr. Mah was to leave or be unable to carry out his present responsibilities and a suitable replacement were not found for Mr. Mah, the departure of either or both individuals may have a material adverse effect on the management, operations and/or financial results of BNO.

The Fifth Amended and Restated Limited Liability Company Agreement of USCF (the “LLC Agreement”) provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is a closely-held private company where the majority of shares has historically been voted by one person.

USCF’s Board of Directors currently consists of three Management Directors, each of whom are shareholders of USCF’s parent, Wainwright Holdings, Inc. (“Wainwright”), and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright, which is the sole member of USCF. Wainwright is a privately held company in which the majority of shares are held by or on behalf of Nicholas D. Gerber and his immediate family members (the “Gerber Family”). Historically, shares of Wainwright have been voted by, and on behalf of, the Gerber Family by Nicholas D. Gerber, and it is anticipated that such trend will continue in the future. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and BNO, including their regulatory obligations.

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

Item 6.     Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

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

Date: November 14, 2014

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 14, 2014

