Form 10-Q
period 2015-03-31
United States Brent Oil Fund, LP
filed 2015-05-13
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2015 (Unaudited) and December 31, 2014

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$98,111,818	$36,408,502
Equity in trading accounts:
Cash and cash equivalents	17,978,914	9,152,751
Unrealized gain (loss) on open commodity futures contracts	(10,535,860)	(6,347,090)
Receivable for shares sold	3,071,272	2,250,175
Receivable from General Partner (Note 3)	27,725	94,364
Dividends receivable	340	26
Directors' fees and insurance receivable	1,502	-
ETF transaction fees receivable	-	700

Total assets	$108,655,711	$41,559,428

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$65,119	$22,178
Professional fees payable	67,723	115,836
Brokerage commissions payable	4,546	1,686
Directors' fees and insurance payable	-	338

Total liabilities	137,388	140,038

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	108,518,323	41,419,390
Total Partners' Capital	108,518,323	41,419,390

Total liabilities and partners' capital	$108,655,711	$41,559,428

Limited Partners' shares outstanding	5,300,000	1,850,000
Net asset value per share	$20.48	$22.39
Market value per share	$20.50	$22.70

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2015

		Unrealized
		Gain (Loss) on
	Number of	Open Commodity	% of Partners'
	Contracts	Contracts	Capital

Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures C0 May 2015 contracts, expiring April 15, 2015*	1,969	$(10,535,860)	(9.71)

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligation
U.S. Treasury Bills:
0.05%, 4/23/2015	$4,000,000	$3,999,878	3.69
0.07%, 5/21/2015	4,000,000	3,999,639	3.69
0.10%, 6/25/2015	5,000,000	4,998,878	4.61
0.05%, 7/09/2015	3,000,000	2,999,629	2.76
0.08%, 7/23/2015	5,000,000	4,998,823	4.61
0.06%, 7/30/2015	3,000,000	2,999,450	2.76
0.06%, 8/06/2015	2,000,000	1,999,612	1.84
0.07%, 8/13/2015	3,000,000	2,999,274	2.76
0.07%, 8/20/2015	4,000,000	3,998,982	3.68
0.07%, 8/27/2015	5,000,000	4,998,664	4.61
0.08%, 9/03/2015	5,000,000	4,998,385	4.61
0.10%, 9/10/2015	3,000,000	2,998,717	2.76
0.12%, 9/17/2015	2,000,000	1,998,920	1.84
0.11%, 9/24/2015	3,000,000	2,998,387	2.76
Total Treasury Obligations		$50,987,238	46.98

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Fund - Government Portfolio	10,000,000	10,000,000	9.22
Total Cash Equivalents		$60,987,238	56.20

* Collateral amounted to $17,978,914 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$1,725,380	$(98,080)
Change in unrealized gain (loss) on open positions	(4,188,770)	(276,270)
Dividend income	522	37
Interest income	8,117	1,751
ETF transaction fees	10,500	3,150

Total income (loss)	(2,444,251)	(369,412)

Expenses
General Partner management fees (Note 3)	153,435	49,695
Professional fees	31,278	40,680
Brokerage commissions	25,577	4,109
Directors' fees and insurance	2,547	1,935

Total expenses	212,837	96,419

Expense waiver (Note 3)	(27,677)	(30,741)

Net expenses	185,160	65,678

Net income (loss)	$(2,629,411)	$(435,090)
Net income (loss) per limited partnership share	$(1.91)	$0.75
Net income (loss) per weighted average limited partnership share	$(0.67)	$(0.69)
Weighted average limited partnership shares outstanding	3,921,111	626,667

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$41,419,390	$41,419,390
Addition of 3,550,000 partnership shares	-	71,769,789	71,769,789
Redemption of 100,000 partnership shares	-	(2,041,445)	(2,041,445)
Net income (loss)	-	(2,629,411)	(2,629,411)

Balances, at March 31, 2015	$-	$108,518,323	$108,518,323

Net Asset Value Per Share:
At December 31, 2014	$22.39
At March 31, 2015	$20.48

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2015 and 2014

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(2,629,411)	$(435,090)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(8,826,163)	(2,897,576)
Unrealized (gain) loss on futures contracts	4,188,770	276,270
(Increase) decrease in receivable from General Partner	66,639	49,912
(Increase) decrease in dividends receivable	(314)	421
(Increase) decrease in directors' fees and insurance receivable	(1,502)	(2,671)
(Increase) decrease in ETF transaction fees receivable	700	-
Increase (decrease) in General Partner management fees payable	42,941	(1,081)
Increase (decrease) in professional fees payable	(48,113)	(99,762)
Increase (decrease) in brokerage commissions payable	2,860	(110)
Increase (decrease) in directors' fees and insurance payable	(338)	(209)
Net cash provided by (used in) operating activities	(7,203,931)	(3,109,896)

Cash Flows from Financing Activities:
Addition of partnership shares	70,948,692	10,745,769
Redemption of partnership shares	(2,041,445)	(10,799,701)
Net cash provided by (used in) financing activities	68,907,247	(53,932)

Net Increase (Decrease) in Cash and Cash Equivalents	61,703,316	(3,163,828)

Cash and Cash Equivalents, beginning of period	36,408,502	25,257,312
Cash and Cash Equivalents, end of period	$98,111,818	$22,093,484

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2015 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses.  It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of March 31, 2015, BNO held 1,969 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of BNO. USCF is a member of the National Futures Association (the “NFA”) and became a commodity pool operator registered with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and as a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and the United States 12 Month Natural Gas Fund, LP (“UNL”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012 respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

The applicable transaction fee paid by Authorized Participants is $350 to BNO for each order they place to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”). Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of BNO but rather at market prices quoted on such exchange.

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” BNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil.  As of March 31, 2015, BNO had registered a total of 50,000,000 shares.

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

In accordance with GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2015.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

BNO receives or pays the proceeds from shares sold or redeemed within three business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in BNO’s condensed statements of financial condition as receivable for shares sold, and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

Authorized Participants pay BNO a fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2015 and 2014, BNO did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $9,253 for BNO and $560,625 for BNO and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO.  These costs are estimated to be $133,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by BNO to the extent that such expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis, through at least June 30, 2015. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2015, USCF waived $27,677 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

On October 8, 2013, BNO entered into a brokerage agreement with RBC Capital Markets, LLC (“RBC Capital” or “RBC”) to serve as BNO’s FCM, effective October 10, 2013.  Prior to October 10, 2013, the FCM was UBS Securities LLC.  The agreement with RBC requires it to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through RBC Capital for BNO’s account. In accordance with the agreement, RBC Capital charges BNO commissions of approximately $7 to $15 per round-turn trade, including applicable exchange and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Total commissions accrued to brokers	$25,577	$4,109
Total commissions as an annualized percentage of average net assets	0.13%	0.06%
Commissions accrued as a result of rebalancing	$22,561	$3,702
Percentage of commissions accrued as a result of rebalancing	88.21%	90.09%
Commissions accrued as a result of creation and redemption activity	$3,016	$407
Percentage of commissions accrued as a result of creation and redemption activity	11.79%	9.91%

The increase in the total commissions accrued to brokers for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was primarily due to a greater number of futures contracts being held and traded as a result of BNO’s greater size as measured by total net assets.

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

BNO may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange, OTC swap transaction agree to extinguish their OTC contract and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by BNO were exchange-traded through March 31, 2015. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2015 and December 31, 2014, BNO held investments in money market funds in the amounts of $10,000,000 and $8,010,771, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2015 and December 31, 2014, BNO held cash deposits and investments in Treasuries in the amounts of $106,090,732 and $45,561,253, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCM cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2015 (Unaudited)	For the three months ended March 31, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.39	$43.81
Total income (loss)	(1.86)	(0.65)
Net expenses	(0.05)	(0.10)
Net increase (decrease) in net asset value	(1.91)	(0.75)
Net asset value, end of period	$20.48	$43.06

Total Return	(8.53)%	(1.71)%

Ratios to Average Net Assets
Total income (loss)	(2.95)%	(1.37)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.29%	0.70%
Expenses waived*	(0.13)%	(0.46)%
Net expenses excluding management fees*	0.16%	0.24%
Net income (loss)	(3.17)%	(1.62)%

*	Annualized.

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

The following table summarizes the valuation of BNO’s securities at March 31, 2015 using the fair value hierarchy:

At March 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$60,987,238	$60,987,238	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(10,535,860)	(10,535,860)	—	—

During the three months ended March 31, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$24,995,470	$24,995,470	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	$(6,347,090)	(6,347,090)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(10,535,860)	$(6,347,090)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2015		For the three months ended March 31, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss)on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$1,725,380		$(98,080)
	Change in unrealized gain (loss) on open positions		$(4,188,770)		$(276,270)

NOTE 8 – SUBSEQUENT EVENTS

BNO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than as noted below:

Mr. Howard Mah, Management Director, Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer of USCF, general partner of United States Brent Oil Fund, LP, tendered his resignation effective May 15, 2015. It is anticipated that Mr. Stuart Crumbaugh, who was hired by USCF on April 6, 2015, will be appointed the Chief Financial Officer (Principal Accounting Officer), Secretary and Treasurer effective May 15, 2015 (concurrently with the Board of Directors accepting Mr. Mah’s resignation).

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc (the “NYSE Arca”). The investment objective of BNO is for the daily changes, in percentage terms, of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of Brent crude oil, as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (“ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract. It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of BNO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

BNO invests in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds (as defined below) exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2015, BNO held 1,969 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2015, BNO did not exceed accountability levels imposed by the ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2015, BNO did not exceed any position limits imposed by the ICE Futures and the NYMEX.

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

On November 5, 2013, the CFTC proposed a rulemaking that would establish specific limits on speculative positions in 28 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). On the same date, the CFTC proposed another rule addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Proposed Aggregation Requirements”). Specifically, the Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as non-U.S. located platforms. Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, BNO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Proposed Aggregation Requirements may affect BNO, but it may be substantial and adverse. By way of example, the Proposed Aggregation Requirements in combination with the Position Limit Rules may negatively impact the ability of BNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of BNO.

Based on its current understanding of the final position limit regulations, USCF does not anticipate significant negative impact on the ability of BNO to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that BNO is authorized to engage in that may ultimately impact the ability of BNO to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

Regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or ”swap execution facilities” and cleared through regulated clearing organizations or (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular contract. As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities were required to clear certain credit default swaps and interest rate swaps. As a result, if BNO enters into or has entered into certain interest rate and credit default swaps, such swaps will be required to be centrally cleared. Determination on other types of swaps are expected in the future, and, when finalized, could require BNO to centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, the initial margin will be set by the clearing organizations, subject to certain regulatory requirements and guidelines. Initial and variation margin requirements for swap dealers and major swap participants who enter into uncleared swaps and capital requirements for swap dealers and major swap participants who enter into both cleared and uncleared trades will be set by the CFTC, the SEC or the applicable “Prudential Regulator.”

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

Money Market Reform

On July 23, 2014, the SEC adopted to reform money market funds such that institutional prime money market funds will float their net asset value as well as impose rules such that all money market funds’ boards of directors will be required implement rules to discourage and prevent runs by investors through the use of redemption fees and gates. Money market funds have two years from the date of adoption to implement the reform. BNO currently invests in money market funds, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Futures Contracts. It is unclear at this time what the impact of money market reform would have on BNO’s ability to hedge risk, however, the imposition of a floating net asset value could cause BNO to limit remaining assets solely in Treasuries and cash.

As the regulatory requirements are constantly evolving, it is difficult to predict the effect any regulatory changes may have on BNO.

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with a downward trend during the three months ended March 31, 2015.  The price of the Benchmark Futures Contract started the period at $57.33 per barrel. The Benchmark Futures Contract reached its high for the period on February 27, 2015 at $62.58 per barrel and reached its low for the period on January 13, 2015 when the price dropped to $47.82 per barrel. The period ended with the Benchmark Futures Contract at $55.11 per barrel, down approximately 3.87% over the period. BNO’s per share NAV began the period at $22.39 and ended the period at $20.48 on March 31, 2015, a decrease of approximately 8.53% over the period. BNO’s per share NAV reached its high for the period on February 27, 2015 at $23.51 and reached its low for the period on January 13, 2015 at $18.33. The Benchmark Futures Contract prices listed above began with the February 2015 contract and ended with the May 2015 contract. The decrease of approximately 3.87% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below, in the section titled “Tracking BNO’s Benchmark.”

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982.  In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011.  During the three months ended March 31, 2015, U.S. based West Texas Intermediate (“WTI”) crude oil and Brent crude oil both ended the period in a state of contango. Contango means that the price of the near month crude oil Futures Contract was below the price of the next month crude oil Futures Contract, or contracts further away from expiration. Backwardation means that the price of the near month crude oil Futures Contract was above the price of the next month crude oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.  On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” On that day, BNO established its initial offering price at $50.00 per share and issued 200,000 shares to the initial Authorized Participant in exchange for $10,000,000 in cash.

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013.  The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares.  Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92.  After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of March 31, 2015, BNO had issued 12,500,000 shares, 5,300,000 of which were outstanding. As of March 31, 2015, there were 37,500,000 shares registered but not yet issued.

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

As of March 31, 2015, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
Average daily total net assets	$82,968,693	$26,872,221
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$8,639	$1,788
Annualized yield based on average daily total net assets	0.04%	0.03%
Management fee	$153,435	$49,695
Total fees and other expenses excluding management fees	$59,402	$46,724
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$27,677	$30,741
Expenses before allowance for the expense waiver	$212,837	$96,419
Expenses after allowance for the expense waiver	$185,160	$65,678
Total commissions accrued to brokers	$25,577	$4,109
Total commissions as annualized percentage of average total net assets	0.13%	0.06%
Commissions accrued as a result of rebalancing	$22,561	$3,702
Percentage of commissions accrued as a result of rebalancing	88.21%	90.09%
Commissions accrued as a result of creation and redemption activity	$3,016	$407
Percentage of commissions accrued as a result of creation and redemption activity	11.79%	9.91%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was due to an increase in expenses as a result of BNO’s greater size as measured by total net assets.

The increase in the total commissions accrued to brokers by BNO for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, was a result of increased brokerage fees due to a greater number of futures contracts being held and traded as a result of BNO’s greater size as measured by total net assets.

Tracking BNO’s Benchmark

USCF seeks to manage BNO’s portfolio such that changes in its average daily per share NAV, on a percentage basis, closely track the daily changes in the average price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in BNO’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.5% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). BNO’s portfolio management goals do not include trying to make the nominal price of BNO’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for Brent crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts.

For the 30-valuation days ended March 31, 2015, the simple average daily change in the Benchmark Futures Contracts was (0.418)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.421)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (3.887)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2015, the simple average daily change in the Benchmark Futures Contract was 0.008%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.004)%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.365)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the changes for the last 30 valuation days ended March 31, 2015; the second graph measures monthly changes from March 31, 2011 through March 31, 2015.

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

For the three months ended March 31, 2015, the actual total return of BNO as measured by changes in its per share NAV was (8.53)%. This is based on an initial per share NAV of $22.39 as of December 31, 2014 and an ending per share NAV as of March 31, 2015 of $20.48. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $20.70 as of March 31, 2015, for a total return over the relevant time period of (8.36)%. The difference between the actual per share NAV total return of BNO of (8.53)% and the expected total return based on the Benchmark Futures Contracts of (8.36)% was an error over the time period of (0.17)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2014, the actual total return of BNO as measured by changes in its per share NAV was (1.71)%. This was based on an initial per share NAV, taking into account the forward share split, of $43.81 as of December 31, 2013 and an ending per share NAV as of March 31, 2014 of $43.06. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $43.16 as of March 31, 2014, for a total return over the relevant time period of (1.48)%. The difference between the actual per share NAV total return of BNO of (1.71)% and the expected total return based on the Benchmark Futures Contract of (1.48)% was an error over the time period of (0.23)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that BNO pays, offset in part by the income that BNO collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per share NAV of BNO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2015.  Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by BNO will to continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2015, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between March 31, 2005 and March 31, 2015. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango since oil futures trading started in 1982. In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The Brent crude oil futures market finished the period ended March 31, 2015 in a state of contango.

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

Brent Crude Oil Market. During the three months ended March 31, 2015, Brent crude oil prices were impacted by several factors. On the consumption side, demand growth remained flat to moderate inside and outside the United States.  On the supply side, efforts by the Organization of Petroleum Exporting Countries (“OPEC”) to more closely match global production with consumption were partially unsuccessful. However, continuing concerns about the political standoff with Iran, as well as security concerns in Libya and Iraq, have left the market subject to bouts of heightened volatility. Brent crude oil prices finished the first quarter of 2015 approximately 3.87% lower than at the beginning of the year. USCF believes that should the global economic situation cease to improve, or decline, there is a meaningful possibility that crude oil prices could further retreat from their current levels, while any military actions involving Iran would likely have the opposite effect.

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

For the ten-year time period between March 31, 2005 and March 31, 2015, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds or diesel-heating oil. However, movements in Brent crude oil were strongly correlated to movements in global equities, U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline.

Correlation Matrix March 31, 2005-2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.314)	0.959	0.453	0.350	0.418	0.454
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.289)	(0.340)	(0.297)	(0.285)	(0.343)
Global Equities (FTSE World Index)			1.000	0.534	0.410	0.487	0.542
Crude Oil (WTI)				1.000	0.741	0.790	0.926
Unleaded Gasoline					1.000	0.760	0.799
Diesel-Heating Oil						1.000	0.255
Brent Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended March 31, 2015, movement of Brent crude oil was neither strongly correlated nor inversely correlated with the movements of U.S. government bonds or diesel-heating oil. However, movements in Brent crude oil were strongly correlated to movements in large cap U.S. equities, global equities, WTI crude oil and unleaded gasoline.

Correlation Matrix 12 Months ended March 31, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.414)	0.924	0.331	0.405	0.685	0.548
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.327)	(0.335)	(0.370)	(0.565)	(0.484)
Global Equities (FTSE World Index)			1.000	0.468	0.631	0.785	0.707
Crude Oil (WTI)				1.000	0.815	0.582	0.857
Unleaded Gasoline					1.000	0.749	0.888
Diesel-Heating Oil						1.000	0.385
Brent Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing BNO’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC contracts) involves a critical accounting policy. The values which are used by BNO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC contracts are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, BNO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

BNO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. BNO has met, and it is anticipated that BNO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. BNO’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC contracts, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2015, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2015, BNO used other assets to pay expenses, which could cause a decrease in BNO’s NAV over time. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2015, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account BNO’s assets related to foreign Futures Contracts trading. During the three months ended March 31, 2015, the only foreign exchange on which BNO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, BNO purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

As of March 31, 2015, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $116,090,732 with the custodian and FCM. Some or all of this amount may be subject to loss should BNO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of March 31, 2015, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of March 31, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

In addition to USCF’s management fee, BNO pays its brokerage fees (including fees to a FCM), OTC dealer spreads and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of BNO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to a FCM are on a contract-by-contract, or round turn, basis. BNO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2015, BNO’s portfolio consisted of 1,969 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of March 31, 2015, BNO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

BNO may purchase OTC contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC Contract bears the credit risk that the other party may not be able to perform its obligations under its contract.

BNO may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Risk” or “EFR transaction”). In the most common type of EFR transaction entered into by BNO, the OTC component is the purchase or sale of one or more baskets of BNO shares. These EFR transactions may expose BNO to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFR transaction will exist only on the day of execution.

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

During the three month reporting period ended March 31, 2015, BNO limited its OTC activities to EFR transactions.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on March 26, 2015.

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

Date: May 13, 2015

By:	/s/ Howard Mah
Howard Mah
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 13, 2015

