Form 10-Q
period 2015-06-30
United States Brent Oil Fund, LP
filed 2015-08-12
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 4,950,000 shares outstanding as of August 10, 2015.

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$94,051,374	$36,408,502
Equity in trading accounts:
Cash and cash equivalents	13,124,021	9,152,751
Unrealized gain (loss) on open commodity futures contracts	(1,877,272)	(6,347,090)
Receivable for shares sold	-	2,250,175
Receivable from General Partner (Note 3)	58,489	94,364
Dividends receivable	329	26
Directors' fees and insurance receivable	270	-
ETF transaction fees receivable	350	700

Total assets	$105,357,561	$41,559,428

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$64,901	$22,178
Professional fees payable	59,086	115,836
Brokerage commissions payable	4,546	1,686
Directors' fees and insurance payable	-	338

Total liabilities	128,533	140,038

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	105,229,028	41,419,390
Total Partners' Capital	105,229,028	41,419,390

Total liabilities and partners' capital	$105,357,561	$41,559,428

Limited Partners' shares outstanding	4,650,000	1,850,000
Net asset value per share	$22.63	$22.39
Market value per share	$22.57	$22.70

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO August 2015 contracts, expiring July 2015 *	1,655	$(1,877,272)	(1.78)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.05%, 7/09/2015	$3,000,000	$2,999,970	2.85
0.08%, 7/23/2015	5,000,000	4,999,771	4.76
0.06%, 7/30/2015	3,000,000	2,999,867	2.85
0.06%, 8/06/2015	2,000,000	1,999,890	1.90
0.07%, 8/13/2015	3,000,000	2,999,767	2.85
0.07%, 8/20/2015	4,000,000	3,999,639	3.80
0.07%, 8/27/2015	5,000,000	4,999,485	4.75
0.08%, 9/03/2015	5,000,000	4,999,333	4.75
0.10%, 9/10/2015	3,000,000	2,999,438	2.85
0.12%, 9/17/2015	2,000,000	1,999,502	1.90
0.11%, 9/24/2015	3,000,000	2,999,221	2.85
0.10%, 10/01/2015	3,000,000	2,999,272	2.85
0.08%, 10/08/2015	3,000,000	2,999,340	2.85
0.09%, 10/15/2015	3,000,000	2,999,249	2.85
0.09%, 10/22/2015	3,000,000	2,999,152	2.85
0.06%, 10/29/2015	1,000,000	999,817	0.95
0.07%, 11/05/2015	3,000,000	2,999,259	2.85
0.08%, 11/12/2015	4,000,000	3,998,772	3.80
0.08%, 11/19/2015	3,000,000	2,999,119	2.85
0.09%, 11/27/2015	3,000,000	2,998,945	2.85
0.07%, 12/03/2015	3,000,000	2,999,160	2.85
0.08%, 12/10/2015	3,000,000	2,998,920	2.85
Total Treasury Obligations		69,986,888	66.51

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	10,000,000	10,000,000	9.50
Total Cash Equivalents		$79,986,888	76.01

* Collateral amounted to $13,124,021 on open future contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2015 and 2014

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed positions	$3,540,292	$90,420	$5,265,672	$(7,660)
Change in unrealized gain (loss) on open positions	8,658,588	1,946,700	4,469,818	1,670,430
Dividend income	997	462	1,519	499
Interest income	14,933	2,240	23,050	3,991
ETF transaction fees	3,500	3,500	14,000	6,650

Total income (loss)	12,218,310	2,043,322	9,774,059	1,673,910

Expenses
General Partner management fees (Note 3)	215,855	74,335	369,290	124,030
Professional fees	39,028	41,132	70,306	81,812
Brokerage commissions	30,188	6,641	55,765	10,750
Directors' fees and insurance	3,029	2,486	5,576	4,421

Total expenses	288,100	124,594	500,937	221,013

Expense waiver (Note 3)	(30,764)	(26,964)	(58,441)	(57,705)

Net expenses	257,336	97,630	442,496	163,308

Net income (loss)	$11,960,974	$1,945,692	$9,331,563	$1,510,602
Net income (loss) per limited partnership share	$2.15	$2.29	$0.24	$1.54
Net income (loss) per weighted average limited partnership share	$2.38	$2.16	$2.08	$1.98
Weighted average limited partnership shares outstanding	5,032,967	900,000	4,480,110	764,088

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$41,419,390	$41,419,390
Addition of 3,750,000 partnership shares	-	76,518,965	76,518,965
Redemption of 950,000 partnership shares	-	(22,040,890)	(22,040,890)
Net income (loss)	-	9,331,563	9,331,563

Balances, at June 30, 2015	$-	$105,229,028	$105,229,028

Net Asset Value Per Share:
At December 31, 2014	$22.39
At June 30, 2015	$22.63

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2015 and 2014

	Six months ended	Six months ended
	June 30, 2015	June 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$9,331,563	$1,510,602
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(3,971,270)	(16,299,361)
Unrealized (gain) loss on open commodity futures contracts	(4,469,818)	(1,670,430)
(Increase) decrease in receivable from General Partner	35,875	22,948
(Increase) decrease in dividends receivable	(303)	427
(Increase) decrease in directors' fees and insurance receivable	(270)	(1,204)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in General Partner management fees payable	42,723	12,366
Increase (decrease) in professional fees payable	(56,750)	(58,630)
Increase (decrease) in brokerage commissions payable	2,860	465
Increase (decrease) in directors' fees and insurance payable	(338)	(209)
Net cash provided by (used in) operating activities	914,622	(16,482,676)

Cash Flows from Financing Activities:
Addition of partnership shares	78,769,140	41,667,775
Redemption of partnership shares	(22,040,890)	(17,231,840)
Net cash provided by (used in) financing activities	56,728,250	24,435,935

Net Increase (Decrease) in Cash and Cash Equivalents	57,642,872	7,953,259

Cash and Cash Equivalents, beginning of period	36,408,502	25,257,312
Cash and Cash Equivalents, end of period	$94,051,374	$33,210,571

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2015 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses.  It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of June 30, 2015, BNO held 1,655 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In addition, Authorized Participants pay BNO a $350 fee for each order placed to create one or more Creation Baskets or to redeem one or more baskets (“Redemption Baskets”), consisting of 50,000 shares. Shares may be purchased or sold on a nationally recognized securities exchange in smaller increments than a Creation Basket or Redemption Basket. Shares purchased or sold on a nationally recognized securities exchange are not purchased or sold at the per share NAV of BNO but rather at market prices quoted on such exchange.

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” BNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil.  As of June 30, 2015, BNO had registered a total of 50,000,000 shares.

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

In accordance with GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2011. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2015.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2015 and 2014, BNO did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of 11,200 for BNO and $569,300 for BNO and the Related Public Funds.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO.  These costs are estimated to be $133,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by BNO to the extent that such expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2015, USCF waived $58,441 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 – CONTRACTS AND AGREEMENTS

BNO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for BNO as outlined in the agreement. The fee of the Marketing Agent, which is borne by USCF, is equal to 0.06% on BNO’s assets up to $3 billion and 0.04% on BNO’s assets in excess of $3 billion. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of BNO’s offering.

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to BNO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction.

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

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Total commissions accrued to brokers	$55,765	$10,750
Total commissions as an annualized percentage of average net assets	0.11%	0.07%
Commissions accrued as a result of rebalancing	$51,889	$9,683
Percentage of commissions accrued as a result of rebalancing	93.05%	90.08%
Commissions accrued as a result of creation and redemption activity	$3,876	$1,067
Percentage of commissions accrued as a result of creation and redemption activity	6.95%	9.92%

The increase in the total commissions accrued to brokers for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was primarily due to a greater number of futures contracts being held and traded as a result of BNO’s greater size as measured by total net assets.

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

All of the futures contracts held by BNO through June 30, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC transactions since, in OTC transactions, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2015 and December 31, 2014, BNO held investments in money market funds in the amounts of $10,000,000 and $0, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2015 and December 31, 2014, BNO held cash deposits and investments in Treasuries in the amounts of $97,175,395 and $45,561,253, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCM cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2015 (Unaudited)	For the six months ended June 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.39	$43.81
Total income (loss)	0.34	1.75
Net expenses	(0.10)	(0.21)
Net increase (decrease) in net asset value	0.24	1.54
Net asset value, end of period	$22.63	$45.35

Total Return	1.07%	3.52%

Ratios to Average Net Assets
Total income (loss)	9.84%	5.02%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.27%	0.59%
Expenses waived*	(0.12)%	(0.35)%
Net expenses excluding management fees*	0.15%	0.24%
Net income (loss)	9.40%	4.53%

*	Annualized.

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

The following table summarizes the valuation of BNO’s securities at June 30, 2015 using the fair value hierarchy:

At June 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$79,986,888	$79,986,888	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,877,272)	(1,877,272)	—	—

During the six months ended June 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$24,995,470	$24,995,470	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(6,347,090)	(6,347,090)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(1,877,272)	$(6,347,090)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2015		For the six months ended June 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$5,265,672		$(7,660)
	Change in unrealized gain (loss) on open positions		$4,469,818		$1,670,430

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

Regulatory Disclosure

Impact of Accountability Levels, Position Limits and Price Fluctuation Limits. Futures contracts include typical and significant characteristics. Most significantly, the futures exchanges and, for certain contracts, the Commodity Futures Trading Commission (the “CFTC”) have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by BNO is not) may hold, own or control. The net position is the difference between an individual’s or firm’s open long contracts and open short contracts in any one commodity. In addition, most U.S.-based futures exchanges, such as the NYMEX, limit the daily price fluctuation for futures contracts. Currently, the ICE Futures imposes position and accountability limits that are similar to those imposed by U.S.-based futures exchanges and also limits the maximum daily price fluctuation, while some other non-U.S. futures exchanges have not adopted such limits.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and the ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of June 30, 2015, BNO held 1,655 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the six months ended June 30, 2015, BNO did not exceed accountability levels imposed by the ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2015, BNO did not exceed any position limits imposed by the ICE Futures and the NYMEX.

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

The CFTC has proposed to adopt limits on speculative positions in 28 physical commodity futures and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets and rules addressing the circumstances under which market participants would be required to aggregate their positions with other persons under common ownership or control (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the number of speculative positions that a person may hold in a spot month, individual month, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: over-the-counter (“OTC”), DCMs, SEFs as well as non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges enforce position limits and accountability levels for agricultural and certain energy products (e.g., oil and natural gas). As a result, BNO may be limited with respect to the size of its investments in any commodities subject to these limits. Finally, subject to certain narrow exceptions, the Position Limit Rules require the aggregation, for purposes of the position limits, of all positions in the 28 Referenced Contracts held by a single entity and its affiliates, regardless of whether such position existed on U.S. futures exchanges, non-U.S. futures exchanges, in cleared swaps or in OTC swaps. Under the CFTC’s existing position limits requirements and the Position Limit Rules, a market participant is generally required to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding. At this time, it is unclear how the Position Limit Rules affect BNO, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of BNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of BNO.

Based on its current understanding of the Position Limit Rules, USCF does not anticipate significant negative impact on the ability of BNO to achieve its investment objective.

“Swap” Transactions

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) imposes regulatory requirements on certain “swap” transactions that BNO is authorized to engage in that may ultimately impact the ability of BNO to meet its investment objective. The term “swap” is broadly defined to include various types of OTC derivatives, including swaps and options.

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., a “futures commission merchant” or “FCM”), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

As of June 10, 2013, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in financial activities are required to clear certain index-based credit default swaps and interest rate swaps. As a result, if BNO enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, BNO will be required to centrally clear those swaps. The CFTC is expected to subject other types of swaps to mandatory clearing in the future and it is possible that BNO will be required to centrally clear certain OTC instruments that are presently entered into and settled on a bi-lateral basis.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If BNO enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, BNO will be required to execute those swaps on a SEF if they are designated as made available to trade.

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators are in the process of adopting rules to impose initial and variation margin requirements that will apply to swap dealers and major swap participants and their counterparties. If BNO engages in non-cleared swap transactions it may be subject to some or all of these requirements.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. BNO may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with entities that are subject to EMIR.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although BNO is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change will decrease the burden to BNO and USCF of having to comply with inconsistent regulatory requirements. It is not known whether the CFTC will make additional amendments to its disclosure, reporting and recordkeeping rules to further harmonize these obligations with those of the SEC as they apply to BNO and USCF, but any such further rule changes could result in additional operating efficiencies for BNO and USCF.

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

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with an upward trend during the six months ended June 30, 2015.  The price of the Benchmark Futures Contract started the period at $57.33 per barrel. The Benchmark Futures Contract reached its high for the period on May 6, 2015 at $68.47 per barrel and reached its low for the period on January 13, 2015 when the price dropped to $47.82 per barrel. The period ended with the Benchmark Futures Contract at $63.59 per barrel, an increase of approximately 10.92% over the period. BNO’s per share NAV began the period at $22.39 and ended the period at $22.63 on June 30, 2015, an increase of approximately 1.07% over the period. BNO’s per share NAV reached its high for the period on May 6, 2015 at $24.66 and reached its low for the period on January 13, 2015 at $18.33. The Benchmark Futures Contract prices listed above began with the February 2015 contract and ended with the August 2015 contract. The increase of approximately 10.92% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below, in the section titled “Tracking BNO’s Benchmark.”

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982.  In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011.  During the six months ended June 30, 2015, U.S. based West Texas Intermediate (“WTI”) crude oil and Brent crude oil both ended the period in a state of contango. Contango means that the price of the near month crude oil Futures Contract was below the price of the next month crude oil Futures Contract, or contracts further away from expiration. Backwardation means that the price of the near month crude oil Futures Contract was above the price of the next month crude oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013.  The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares.  Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92.  After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of June 30, 2015, BNO had issued 12,700,000 shares, 4,650,000 of which were outstanding. As of June 30, 2015, there were 37,300,000 shares registered but not yet issued.

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

As of June 30, 2015, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
Average daily total net assets	$99,293,575	$33,348,844
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$24,569	$4,490
Annualized yield based on average daily total net assets	0.05%	0.03%
Management fee	$369,290	$124,030
Total fees and other expenses excluding management fees	$131,647	$96,983
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$58,441	$57,705
Expenses before allowance for the expense waiver	$500,937	$221,013
Expenses after allowance for the expense waiver	$442,496	$163,308
Total commissions accrued to brokers	$55,765	$10,750
Total commissions as annualized percentage of average total net assets	0.11%	0.07%
Commissions accrued as a result of rebalancing	$51,889	$9,683
Percentage of commissions accrued as a result of rebalancing	93.05%	90.08%
Commissions accrued as a result of creation and redemption activity	$3,876	$1,067
Percentage of commissions accrued as a result of creation and redemption activity	6.95%	9.92%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.

The increase in total fees and expenses excluding management fees for the six months ended June 30, 2015, compared to the six months ended June 30, 2014, was due to an increase in expenses as a result of BNO’s greater size as measured by total net assets.

The increase in the total commissions accrued to brokers by BNO for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, was a result of increased brokerage fees due to a greater number of futures contracts being held and traded as a result of BNO’s greater size as measured by total net assets.

For the Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

	For the three months ended June 30, 2015	For the three months ended June 30, 2014
Average daily total net assets	$115,439,063	$39,754,295
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$15,930	$2,702
Annualized yield based on average daily total net assets	0.06%	0.03%
Management fee	$215,855	$74,335
Total fees and other expenses excluding management fees	$72,245	$50,259
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$30,764	$26,964
Expenses before allowance for the expense waiver	$288,100	$124,594
Expenses after allowance for the expense waiver	$257,336	$97,630
Total commissions accrued to brokers	$30,188	$6,641
Total commissions as annualized percentage of average total net assets	0.10%	0.07%
Commissions accrued as a result of rebalancing	$29,328	$5,981
Percentage of commissions accrued as a result of rebalancing	97.15%	90.06%
Commissions accrued as a result of creation and redemption activity	$860	$660
Percentage of commissions accrued as a result of creation and redemption activity	2.85%	9.94%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.

The increase in total fees and expenses excluding management fees for the three months ended June 30, 2015, compared to the three months ended June 30, 2014, was due to an increase in expenses as a result of BNO’s greater size as measured by total net assets.

The increase in the total commissions accrued to brokers by BNO for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was a result of increased brokerage fees due to a greater number of futures contracts being held and traded as a result of BNO’s greater size as measured by total net assets.

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

For the 30-valuation days ended June 30, 2015, the simple average daily change in the Benchmark Futures Contracts was (0.153)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.156)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.839)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to June 30, 2015, the simple average daily change in the Benchmark Futures Contract was 0.009%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.005%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.244)% meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the changes for the last 30 valuation days ended June 30, 2015; the second graph measures monthly changes from June 30, 2010 through June 30, 2015.

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

For the six months ended June 30, 2015, the actual total return of BNO as measured by changes in its per share NAV was 1.07%. This is based on an initial per share NAV of $22.39 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $22.63. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $22.72 as of June 30, 2015, for a total return over the relevant time period of 1.47%. The difference between the actual per share NAV total return of BNO of 1.07% and the expected total return based on the Benchmark Futures Contracts of 1.47% was an error over the time period of (0.40)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2014, the actual total return of BNO as measured by changes in its per share NAV was 3.52%. This was based on an initial per share NAV, taking into account the forward share split, of $43.81 as of December 31, 2013 and an ending per share NAV as of June 30, 2014 of $45.35. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $45.56 as of June 30, 2014, for a total return over the relevant time period of 3.99%. The difference between the actual per share NAV total return of BNO of 3.52% and the expected total return based on the Benchmark Futures Contract of 3.99% was an error over the time period of (0.48)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that BNO pays, offset in part by the income that BNO collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per share NAV of BNO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2015.  Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by BNO will to continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2015, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between June 30, 2005 and June 30, 2015. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango since oil futures trading started in 1982. In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The Brent crude oil futures market finished the period ended June 30, 2015 in a state of contango.

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

Brent Crude Oil Market. During the six months ended June 30, 2015, Brent crude oil prices were impacted by several factors. On the consumption side, demand growth remained flat to moderate inside and outside the United States.  On the supply side, prices rose as record production level growth began to level off and market participants forecast improving supply/demand balance in the second half of the year. Concerns about the political standoff with Iran as well as security concerns in the Middle East at large have left the market subject to bouts of heightened volatility. Brent crude oil prices finished the first half of 2015 approximately 10.9% higher than at the beginning of the year. USCF believes that should the global economic situation cease to improve or decline, or should a meaningful supply/demand imbalance persist, crude oil prices could decline further.

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

For the ten-year time period between June 30, 2005 and June 30, 2015, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds or diesel-heating oil. However, movements in Brent crude oil were strongly correlated to movements in global equities, U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline.

Correlation Matrix June 30, 2005-2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.308)	0.959	0.439	0.348	0.417	0.448
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.282)	(0.343)	(0.295)	(0.281)	(0.341)
Global Equities (FTSE World Index)			1.000	0.525	0.409	0.488	0.538
Crude Oil (WTI)				1.000	0.740	0.789	0.930
Unleaded Gasoline					1.000	0.762	0.797
Diesel-Heating Oil						1.000	0.244
Brent Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended June 30, 2015, movement of Brent crude oil was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds or diesel-heating oil. However, movements in Brent crude oil were strongly correlated to movements in global equities, WTI crude oil and unleaded gasoline.

Correlation Matrix 12 Months ended June 30, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.297)	0.900	0.145	0.329	0.622	0.392
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.261)	(0.452)	(0.452)	(0.571)	(0.537)
Global Equities (FTSE World Index)			1.000	0.393	0.599	0.774	0.639
Crude Oil (WTI)				1.000	0.795	0.609	0.896
Unleaded Gasoline					1.000	0.776	0.889
Diesel-Heating Oil						1.000	0.420
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the six months ended June 30, 2015, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2015, BNO used other assets to pay expenses, which could cause a decrease in BNO’s NAV over time. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2015, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account BNO’s assets related to foreign Futures Contracts trading. During the six months ended June 30, 2015, the only foreign exchange on which BNO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, BNO purchases OTC contracts, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC contracts.

As of June 30, 2015, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $107,175,395 with the custodian and FCM. Some or all of this amount may be subject to loss should BNO’s custodian and/or FCM cease operations.

Off Balance Sheet Financing

As of June 30, 2015, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of June 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2015, BNO’s portfolio consisted of 1,655 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of June 30, 2015, BNO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.unitedstatescommodityfunds.com.

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

During the six month reporting period ended June 30, 2015, BNO limited its OTC activities to EFR transactions.

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

United States Brent Oil Fund, LP (Registrant)
By: United States Commodity Funds LLC, its general partner

By:	/s/ John P. Love
John P. Love
President and Chief Executive Officer
(Principal executive officer)

Date: August 12, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 12, 2015

