Form 10-Q
period 2015-09-30
United States Brent Oil Fund, LP
filed 2015-11-13
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2015.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 5,100,000 shares outstanding as of November 10, 2015.

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund LP

Condensed Statements of Financial Condition

At September 30, 2015 (Unaudited) and December 31, 2014

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents (Notes 2 and 5)	$72,282,716	$36,408,502
Equity in trading accounts:
Cash and cash equivalents	14,928,031	9,152,751
Unrealized gain (loss) on open commodity futures contracts	(4,364,460)	(6,347,090)
Receivable for shares sold	-	2,250,175
Receivable from General Partner (Note 3)	91,374	94,364
Dividends receivable	34	26
ETF transaction fees receivable	350	700
Total assets	$82,938,045	$41,559,428

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$54,513	$22,178
Professional fees payable	88,319	115,836
Brokerage commissions payable	5,746	1,686
Directors' fees and insurance payable	151	338

Total liabilities	148,729	140,038

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	-	-
Limited Partners	82,789,316	41,419,390
Total Partners' Capital	82,789,316	41,419,390

Total liabilities and partners' capital	$82,938,045	$41,559,428

Limited Partners' shares outstanding	5,000,000	1,850,000
Net asset value per share	$16.56	$22.39
Market value per share	$16.64	$22.70

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2015

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO November 2015 contracts, expiring October 2015*	1,712	$(4,364,460)	(5.27)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.10%, 10/01/2015	$3,000,000	$3,000,000	3.63
0.08%, 10/08/2015	3,000,000	2,999,953	3.62
0.09%, 10/15/2015	3,000,000	2,999,901	3.62
0.09%, 10/22/2015	3,000,000	2,999,843	3.62
0.06%, 10/29/2015	1,000,000	999,957	1.21
0.07%, 11/05/2015	3,000,000	2,999,796	3.62
0.08%, 11/12/2015	4,000,000	3,999,615	4.83
0.08%, 11/19/2015	3,000,000	2,999,694	3.62
0.09%, 11/27/2015	3,000,000	2,999,596	3.62
0.07%, 12/03/2015	3,000,000	2,999,659	3.62
0.08%, 12/10/2015	3,000,000	2,999,533	3.62
0.11%, 12/31/2015	2,000,000	1,999,444	2.42
0.11%, 1/14/2016	2,000,000	1,999,373	2.42
0.13%, 1/21/2016	2,000,000	1,999,222	2.42
0.15%, 1/28/2016	3,000,000	2,998,562	3.62
0.19%, 2/04/2016	1,000,000	999,352	1.21
0.22%, 2/11/2016	2,000,000	1,998,411	2.42
0.20%, 2/18/2016	3,000,000	2,997,667	3.62
0.23%, 3/03/2016	2,000,000	1,998,054	2.41
0.26%, 3/10/2016	3,000,000	2,996,579	3.62
0.24%, 3/17/2016	3,000,000	2,996,640	3.62
0.09%, 3/24/2016	3,000,000	2,998,760	3.62
Total Treasury Obligations		57,979,611	70.03

United States - Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	1,000,000	1,000,000	1.21
Total Cash Equivalents		$58,979,611	71.24

* Collateral amounted to $14,928,031 on open future contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2015 and 2014

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed contracts	$(26,619,172)	$(4,173,460)	$(21,353,500)	$(4,181,120)
Change in unrealized gain (loss) on open contracts	(2,487,188)	(4,705,630)	1,982,630	(3,035,200)
Realized gain (loss) on short-term investments	10	-	10	-
Dividend income	312	468	1,831	967
Interest income	16,385	3,856	39,435	7,847
ETF transaction fees	4,200	2,100	18,200	8,750

Total income (loss)	(29,085,453)	(8,872,666)	(19,311,394)	(7,198,756)

Expenses
General Partner management fees (Note 3)	168,387	94,208	537,677	218,238
Professional fees	38,648	39,750	108,954	121,562
Brokerage commissions	28,015	7,785	83,780	18,535
Directors' fees and insurance	2,657	2,624	8,233	7,045

Total expenses	237,707	144,367	738,644	365,380

Expense waiver (Note 3)	(32,885)	(37,319)	(91,326)	(95,024)

Net expenses	204,822	107,048	647,318	270,356

Net income (loss)	$(29,290,275)	$(8,979,714)	$(19,958,712)	$(7,469,112)
Net income (loss) per limited partnership share	$(6.07)	$(7.63)	$(5.83)	$(6.09)
Net income (loss) per weighted average limited partnership share	$(5.92)	$(7.52)	$(4.30)	$(8.22)
Weighted average limited partnership shares outstanding	4,947,283	1,194,022	4,637,546	908,974

See accompanying notes to condensed financial statements.

United States Brent Oil Fund LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2015

	General Partner	Limited Partners	Total

Balances, at December 31, 2014	$-	$41,419,390	$41,419,390
Addition of 4,900,000 partnership shares	-	97,669,083	97,669,083
Redemption of 1,750,000 partnership shares	-	(36,340,445)	(36,340,445)
Net income (loss)	-	(19,958,712)	(19,958,712)

Balances, at September 30, 2015	$-	$82,789,316	$82,789,316

Net Asset Value Per Share:
At December 31, 2014			$22.39
At September 30, 2015			$16.56

See accompanying notes to condensed financial statements.

United States Brent Oil Fund LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2015 and 2014

	Nine months ended	Nine months ended
	September 30, 2015	September 30, 2014
Cash Flows from Operating Activities:
Net income (loss)	$(19,958,712)	$(7,469,112)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(5,775,280)	(23,810)
Unrealized (gain) loss on open futures contracts	(1,982,630)	3,035,200
(Increase) decrease in receivable from General Partner	2,990	39,869
(Increase) decrease in dividends receivable	(8)	426
(Increase) decrease in directors' fees and insurance receivable	-	(116)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in General Partner management fees payable	32,335	10,100
Increase (decrease) in professional fees payable	(27,517)	(74,978)
Increase (decrease) in brokerage commissions payable	4,060	465
Increase (decrease) in directors' fees and insurance payable	(187)	(209)
Net cash provided by (used in) operating activities	(27,704,599)	(4,481,815)

Cash Flows from Financing Activities:
Addition of partnership shares	99,919,258	45,864,685
Redemption of partnership shares	(36,340,445)	(27,267,227)
Net cash provided by (used in) financing activities	63,578,813	18,597,458

Net Increase (Decrease) in Cash and Cash Equivalents	35,874,214	14,115,643

Cash and Cash Equivalents, beginning of period	36,408,502	25,257,312
Cash and Cash Equivalents, end of period	$72,282,716	$39,372,955

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2015 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses.  It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”).  As of September 30, 2015, BNO held 1,712 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of BNO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and as a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and the United States 12 Month Natural Gas Fund, LP (“UNL”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012 respectively. All funds listed previously are referred to collectively herein as the “Related Public Funds.”

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” BNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil.  As of September 30, 2015, BNO had registered a total of 50,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. BNO earns income on funds held at the custodian or futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

BNO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2015.

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

Calculation of Per Share NAV

BNO’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. BNO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2015.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2015 and 2014, BNO did not incur registration fees and other offering expenses.

Directors’ Fees and Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2015 are estimated to be a total of $11,200 for BNO and, in the aggregate for BNO and the Related Public Funds, $569,300.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO.  These costs are estimated to be $133,000 for the year ending December 31, 2015.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF has voluntarily agreed to pay certain expenses normally borne by BNO to the extent that such expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2015, USCF waived $91,326 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

NOTE 4 – CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

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

Brown Brothers Harriman & Co. Agreements

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

Brokerage and Futures Commission Merchant Agreements

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

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Total commissions accrued to brokers	$83,780	$18,535
Total commissions as an annualized percentage of average net assets	0.12%	0.06%
Commissions accrued as a result of rebalancing	$78,277	$17,062
Percentage of commissions accrued as a result of rebalancing	93.43%	92.05%
Commissions accrued as a result of creation and redemption activity	$5,503	$1,473
Percentage of commissions accrued as a result of creation and redemption activity	6.57%	7.95%

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily due to a greater number of futures contracts being held and traded as a result of BNO’s larger size as measured by total net assets.

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

BNO may enter into futures contracts, options on futures contracts and cleared swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange, OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM.  Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by BNO through September 30, 2015 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded.  In addition, BNO bears the risk of financial failure by the clearing broker.

BNO’s cash and other property, such as Treasuries, deposited with an FCM are considered commingled with all other customer funds, subject to the FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of BNO’s assets posted with that FCM; however, the majority of BNO’s assets are held in cash and/or cash equivalents with BNO’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of BNO’s custodian however, could result in a substantial loss of BNO’s assets.

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2015 and December 31, 2014, BNO held investments in money market funds in the amounts of $1,000,000 and $0, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2015 and December 31, 2014, BNO held cash deposits and investments in Treasuries in the amounts of $86,210,747 and $45,561,253, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCM cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2015 and 2014 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2015 (Unaudited)	For the nine months ended September 30, 2014 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$22.39	$43.81
Total income (loss)	(5.69)	(5.79)
Net expenses	(0.14)	(0.30)
Net increase (decrease) in net asset value	(5.83)	(6.09)
Net asset value, end of period	$16.56	$37.72

Total Return	(26.04)%	(13.90)%

Ratios to Average Net Assets
Total income (loss)	(20.15)%	(18.50)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.28%	0.51%
Expenses waived*	(0.13)%	(0.33)%
Net expenses excluding management fees*	0.15%	0.18%
Net income (loss)	(20.82)%	(19.20)%

*	Annualized.

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

The following table summarizes the valuation of BNO’s securities at September 30, 2015 using the fair value hierarchy:

At September 30, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$58,979,611	$58,979,611	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(4,364,460)	(4,364,460)	—	—

During the nine months ended September 30, 2015, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2014 using the fair value hierarchy:

At December 31, 2014	Total	Level I	Level II	Level III
Short-Term Investments	$24,995,470	$24,995,470	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(6,347,090)	(6,347,090)	—	—

During the year ended December 31, 2014, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2015	Fair Value At December 31, 2014
Futures - Commodity Contracts	Assets	$(4,364,460)	$(6,347,090)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2015		For the nine months ended September 30, 2014
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(21,353,500)		$(4,181,120)
	Change in unrealized gain (loss) on open positions		$1,982,630		$(3,035,200)

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca,. Inc (the “NYSE Arca”). The investment objective of BNO is for the daily changes, in percentage terms, of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of Brent crude oil, as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (“ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract. It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of BNO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

BNO invests in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) swaps that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and the ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net position back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of September 30, 2015, BNO held 1,712 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the nine months ended September 30, 2015, BNO did not exceed accountability levels imposed by the ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2015, BNO did not exceed any position limits imposed by the ICE Futures and the NYMEX.

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

Futures Contracts and Position Limits

The CFTC is generally prohibited by statute from regulating trading on non-U.S. futures exchanges and markets. The CFTC, however, has adopted regulations relating to the marketing of non-U.S. futures contracts in the United States. These regulations permit certain contracts on non-U.S. exchanges to be offered and sold in the United States.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM, due to its guarantees of its customers’ trades with the CCP.

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

Certain index-based credit default swaps and interest rate swaps are subject to mandatory clearing. If BNO enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, BNO will be required to centrally clear those swaps.

To the extent that a swap is required to be cleared, it must also be executed on a SEF or DCM if it is designated as “made available to trade” by a SEF or DCM. “Made available to trade” refers to the regulatory process by which the SEF or DCM execution requirement is implemented by the CFTC. To date, only certain of the index-based credit default swaps and interest rate swaps that are required to be cleared are made available to trade on a SEF. If BNO enters into index-based credit default swaps or interest rate swaps that are subject to mandatory clearing, BNO will be required to execute those swaps on a SEF if they are designated as made available to trade. In order to execute swaps on a SEF, BNO will have to be a member of a SEF or it may access the SEF through an intermediary. Members of a SEF are subject to additional requirements under CFTC regulations and are subject to the rules and jurisdiction of the relevant SEF.

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

Price Movements

Brent crude oil futures prices exhibited moderate daily swings along with an upward trend during the nine months ended September 30, 2015.  The price of the Benchmark Futures Contract started the period at $57.33 per barrel. The Benchmark Futures Contract reached its high for the period on May 6, 2015 at $68.47 per barrel and reached its low for the period on August 24, 2015 when the price dropped to $42.69 per barrel. The period ended with the Benchmark Futures Contract at $48.37 per barrel, a decrease of approximately (15.63)% over the period. BNO’s per share NAV began the period at $22.39 and ended the period at $16.56 on September 30, 2015, an decrease of approximately (26.04)% over the period. BNO’s per share NAV reached its high for the period on May 6, 2015 at $24.66 and reached its low for the period on August 24, 2015 at $14.87. The Benchmark Futures Contract prices listed above began with the February 2015 contract and ended with the November 2015 contract. The decrease of approximately (15.63)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts.  An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below, in the section titled “Tracking BNO’s Benchmark.”

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982.  In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011.  During the nine months ended September 30, 2015, Brent crude oil was in a state of contango. Contango means that the price of the near month crude oil Futures Contract was below the price of the next month crude oil Futures Contract, or contracts further away from expiration. Backwardation means that the price of the near month crude oil Futures Contract was above the price of the next month crude oil Futures Contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013.  The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares.  Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92.  After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of September 30, 2015, BNO had issued 13,400,000 shares, 5,000,000 of which were outstanding. As of September 30, 2015, there were 36,600,000 shares registered but not yet issued.

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

As of September 30, 2015, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC, Virtu Financial BD LLC and Virtu Financial Capital Markets.

For the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014
Average daily total net assets	$95,849,534	$38,904,525
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$41,266	$8,814
Annualized yield based on average daily total net assets	0.06%	0.03%
Management fee	$537,677	$218,238
Total fees and other expenses excluding management fees	$200,967	$147,142
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$91,326	$95,024
Expenses before allowance for the expense waiver	$738,644	$365,380
Expenses after allowance for the expense waiver	$647,318	$270,356
Total commissions accrued to brokers	$83,780	$18,535
Total commissions as annualized percentage of average total net assets	0.12%	0.06%
Commissions accrued as a result of rebalancing	$78,277	$17,062
Percentage of commissions accrued as a result of rebalancing	93.43%	92.05%
Commissions accrued as a result of creation and redemption activity	$5,503	$1,473
Percentage of commissions accrued as a result of creation and redemption activity	6.57%	7.95%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014.

The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014, was a result of BNO’s greater size as measured by total net assets.

The increase in the total commissions accrued to brokers by BNO for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was due to a greater number of futures contracts being held and traded as a result of BNO’s greater size as measured by total net assets.

For the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

	For the three months ended September 30, 2015	For the three months ended September 30, 2014
Average daily total net assets	$89,073,758	$49,834,723
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$16,697	$4,324
Annualized yield based on average daily total net assets	0.07%	0.03%
Management fee	$168,387	$94,208
Total fees and other expenses excluding management fees	$69,320	$50,159
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$32,885	$37,319
Expenses before allowance for the expense waiver	$237,707	$144,367
Expenses after allowance for the expense waiver	$204,822	$107,048
Total commissions accrued to brokers	$28,015	$7,785
Total commissions as annualized percentage of average total net assets	0.12%	0.06%
Commissions accrued as a result of rebalancing	$27,451	$7,379
Percentage of commissions accrued as a result of rebalancing	97.99%	94.78%
Commissions accrued as a result of creation and redemption activity	$564	$406
Percentage of commissions accrued as a result of creation and redemption activity	2.01%	5.22%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were similar during the three months ended September 30, 2015, compared to the three months ended September 30, 2014.

The increase in total fees and expenses excluding management fees for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, was due to BNO’s greater size as measured by total net assets.

The increase in the total commissions accrued to brokers by BNO for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was due to a greater number of futures contracts being held and traded as a result of BNO’s greater size as measured by total net assets.

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

For the 30-valuation days ended September 30, 2015, the simple average daily change in the Benchmark Futures Contracts was (0.014)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.016)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.686)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to September 30, 2015, the simple average daily change in the Benchmark Futures Contract was (0.012)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.016)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.23)% meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the changes for the last 30 valuation days ended September 30, 2015; the second graph measures monthly changes from September 30, 2010 through September 30, 2015.

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

For the nine months ended September 30, 2015, the actual total return of BNO as measured by changes in its per share NAV was (26.04)%. This is based on an initial per share NAV of $22.39 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $16.56. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $16.66 as of September 30, 2015, for a total return over the relevant time period of (25.59)%. The difference between the actual per share NAV total return of BNO of (26.04)% and the expected total return based on the Benchmark Futures Contracts of (25.59)% was an error over the time period of (0.45)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2014, the actual total return of BNO as measured by changes in its per share NAV was (13.90)%. This was based on an initial per share NAV, taking into account the forward share split, of $43.81 as of December 31, 2013 and an ending per share NAV as of September 30, 2014 of $37.72. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $37.97 as of September 30, 2014, for a total return over the relevant time period of (13.33)%. The difference between the actual per share NAV total return of BNO of (13.90)% and the expected total return based on the Benchmark Futures Contract of (13.33)% was an error over the time period of (0.57)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. USCF believes that a portion of the difference between the actual total return and the expected total return can be contributed to the net impact of the expenses that BNO pays, offset in part by the income that BNO collects on its cash and cash equivalent holdings.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per share NAV of BNO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2015, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses.  The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2015.  Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by BNO will to continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2015, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between September 30, 2005 and September 30, 2015. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango since oil futures trading started in 1982. In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. Since then, a combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The Brent crude oil futures market finished the period ended September 30, 2015 in a state of contango.

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

Brent Crude Oil Market.  Brent crude oil prices finished the third quarter of 2015 approximately (15.63)% lower than at the beginning of the year. Abundant global supplies of crude oil weighed heavily on all oil benchmarks. USCF believes that should the global economic situation cease to improve or decline, or should a meaningful supply/demand imbalance persist, crude oil prices could decline further.

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

For the ten-year time period between September 30, 2005 and September 30, 2015, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, U.S. government bonds or diesel-heating oil. However, movements in Brent crude oil were strongly correlated to movements in global equities, U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline.

Correlation Matrix September 30, 2005- 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.293)	0.961	0.422	0.398	0.420	0.435
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.268)	(0.371)	(0.375)	(0.329)	(0.372)
Global Equities (FTSE World Index)			1.000	0.508	0.458	0.487	0.526
Crude Oil (WTI)				1.000	0.745	0.798	0.932
Unleaded Gasoline					1.000	0.751	0.808
Diesel-Heating Oil						1.000	0.227
Brent Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended September 30, 2015, movement of Brent crude oil was neither strongly correlated nor inversely correlated with the movements of large cap U.S. equities, global equities or diesel-heating oil. However, movements in Brent crude oil were strongly correlated to movements in WTI crude oil and unleaded gasoline, and negatively correlated with U.S. government bonds.

Correlation Matrix 12 Months ended September 30, 2015*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.315)	0.945	(0.089)	0.355	0.364	0.145
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.289)	(0.544)	(0.528)	(0.658)	(0.637)
Global Equities (FTSE World Index)			1.000	0.109	0.569	0.469	0.329
Crude Oil (WTI)				1.000	0.726	0.655	0.912
Unleaded Gasoline					1.000	0.741	0.831
Diesel-Heating Oil						1.000	0.455
Brent Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing BNO’s condensed financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by BNO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, BNO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

Liquidity and Capital Resources

BNO has not made, and does not anticipate making, use of borrowings or other lines of credit to meet its obligations. BNO has met, and it is anticipated that BNO will continue to meet, its liquidity needs in the normal course of business from the proceeds of the sale of its investments, or from the Treasuries, cash and/or cash equivalents that it intends to hold at all times. BNO’s liquidity needs include: redeeming shares, providing margin deposits for its existing Futures Contracts or the purchase of additional Futures Contracts and posting collateral for its OTC swaps, if applicable, and, except as noted below, payment of its expenses, summarized below under “Contractual Obligations.”

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the nine months ended September 30, 2015, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2015, BNO used other assets to pay expenses, which could cause a decrease in BNO’s NAV over time. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2015, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

Credit Risk

When BNO enters into Futures Contracts and Other Crude Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the ICE Futures and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. BNO is not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to BNO in such circumstances.

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account BNO’s assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2015, the only foreign exchange on which BNO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, BNO purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2015, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $87,210,747 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2015, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of September 30, 2015 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

In addition to USCF’s management fee, BNO pays its brokerage fees (including fees to an FCM), OTC dealer spreads and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of BNO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to an FCM are on a contract-by-contract, or round turn, basis. BNO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of September 30, 2015, BNO’s portfolio consisted of 1,712 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of September 30, 2015, BNO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Over-the-Counter Derivatives

BNO may purchase OTC swaps. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

BNO may enter into certain transactions where an OTC component is exchanged for a corresponding futures contract (“Exchange for Related Positions” or “EFRP transaction”). In the most common type of EFRP transaction entered into by BNO, the OTC component is the purchase or sale of one or more baskets of BNO shares. These EFRP transactions may expose BNO to counterparty risk during the interim period between the execution of the OTC component and the exchange for a corresponding futures contract. Generally, the counterparty risk from the EFRP transaction will exist only on the day of execution.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by USCF’s board of directors (the “Board”). Furthermore, USCF on behalf of BNO only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. BNO will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC swaps may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC swaps, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

During the nine month reporting period ended September 30, 2015, BNO limited its OTC activities to EFRP transactions.

BNO anticipates that the use of Other Crude Oil-Related Investments together with its investments in Futures Contracts will produce price and total return results that closely track the investment goals of BNO. However, there can be no assurance of this. OTC swaps may result in higher transaction-related expenses than the brokerage commissions paid in connection with the purchase of Futures Contracts, which may impact BNO’s ability to successfully track the Benchmark Futures Contract.

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

Date: November 13, 2015

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 13, 2015

