Form 10-Q
period 2016-06-30
United States Brent Oil Fund, LP
filed 2016-08-05
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 7,900,000 shares outstanding as of August 2, 2016.

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2016 (Unaudited) and December 31, 2015

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$94,600,633	$67,996,295
Equity in trading accounts:
Cash and cash equivalents	22,195,840	20,732,135
Unrealized gain (loss) on open commodity futures contracts	(908,410)	(7,442,340)
Receivable for shares sold	–	1,238,809
Receivable from General Partner (Note 3)	95,967	135,365
Dividends receivable	4,419	39
Directors' fees and insurance receivable	887	–
ETF transaction fees receivable	700	700

Total assets	$115,990,036	$82,661,003

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$77,686	$49,275
Professional fees payable	15,042	113,211
Brokerage commissions payable	7,176	5,746
Directors' fees and insurance payable	–	661

Total liabilities	99,904	168,893

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	115,890,132	82,492,110
Total Partners' Capital	115,890,132	82,492,110

Total liabilities and partners' capital	$115,990,036	$82,661,003

Limited Partners' shares outstanding	7,800,000	6,750,000
Net asset value per share	$14.86	$12.22
Market value per share	$14.88	$12.24

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO September 2016 contracts, expiring July 2016*	2,331	$(908,410)	(0.78)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.38%, 7/21/2016	$1,000,000	$999,789	0.86
0.42%, 8/04/2016	1,000,000	999,608	0.86
0.41%, 8/11/2016	2,000,000	1,999,066	1.73
0.43%, 8/18/2016	5,000,000	4,997,137	4.31
0.45%, 8/25/2016	2,000,000	1,998,640	1.73
0.48%, 9/01/2016	2,000,000	1,998,347	1.72
0.46%, 9/08/2016	3,000,000	2,997,384	2.59
0.45%, 9/15/2016	3,000,000	2,997,150	2.59
0.44%, 9/22/2016	6,000,000	5,993,913	5.17
0.38%, 9/29/2016	5,000,000	4,995,250	4.31
0.34%, 10/06/2016	3,000,000	2,997,292	2.59
0.35%, 10/13/2016	3,000,000	2,997,010	2.59
0.34%, 10/20/2016	2,000,000	1,997,903	1.72
0.39%, 10/27/2016	4,000,000	3,994,854	3.45
0.37%, 11/03/2016	3,000,000	2,996,120	2.59
0.36%, 11/10/2016	2,000,000	1,997,397	1.72
0.39%, 11/17/2016	3,000,000	2,995,483	2.59
0.46%, 11/25/2016	3,000,000	2,994,426	2.58
0.47%, 12/01/2016	3,000,000	2,994,071	2.58
0.41%, 12/08/2016	3,000,000	2,994,534	2.58
0.34%, 12/15/2016	3,000,000	2,995,268	2.58
0.39%, 12/22/2016	3,000,000	2,994,381	2.58
0.34%, 12/29/2016	3,000,000	2,994,947	2.58
Total Treasury Obligations		67,919,970	58.60

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	8,000,000	8,000,000	6.90
Goldman Sachs Financial Square Funds - Government Fund - Class FS	8,000,000	8,000,000	6.90
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	4,000,000	4,000,000	3.46
Total Money Market Funds		20,000,000	17.26
Total Cash Equivalents		$87,919,970	75.86

* Collateral amounted to $22,195,840 on open future contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2016 and 2015

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$18,909,681	$3,540,292	$23,110,490	$5,265,672
Change in unrealized gain (loss) on open futures contracts	4,187,820	8,658,588	6,533,930	4,469,818
Dividend income	13,565	997	17,320	1,519
Interest income	83,874	14,933	136,912	23,050
ETF transaction fees	3,500	3,500	8,050	14,000

Total income (loss)	23,198,440	12,218,310	29,806,702	9,774,059

Expenses
General Partner management fees (Note 3)	231,921	215,855	410,023	369,290
Professional fees	38,229	39,028	76,457	70,306
Brokerage commissions	41,196	30,188	94,468	55,765
Directors' fees and insurance	3,265	3,029	5,713	5,576

Total expenses	314,611	288,100	586,661	500,937

Expense waiver (Note 3)	(36,554)	(30,764)	(96,316)	(58,441)

Net expenses	278,057	257,336	490,345	442,496

Net income (loss)	$22,920,383	$11,960,974	$29,316,357	$9,331,563
Net income (loss) per limited partnership share	$2.55	$2.15	$2.64	$0.24
Net income (loss) per weighted average limited partnership share	$2.62	$2.38	$3.40	$2.08
Weighted average limited partnership shares outstanding	8,739,011	5,032,967	8,616,484	4,480,110

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the six months ended June 30, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$–	$82,492,110	$82,492,110
Addition of 2,650,000 partnership shares	–	27,112,114	27,112,114
Redemption of 1,600,000 partnership shares	–	(23,030,449)	(23,030,449)
Net income (loss)	–	29,316,357	29,316,357

Balances, at June 30, 2016	$–	$115,890,132	$115,890,132

Net Asset Value Per Share:
At December 31, 2015			$12.22
At June 30, 2016			$14.86

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2016 and 2015

	Six months ended June 30, 2016	Six months ended June 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$29,316,357	$9,331,563
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	(1,463,705)	(3,971,270)
Unrealized (gain) loss on open futures contracts	(6,533,930)	(4,469,818)
(Increase) decrease in receivable from General Partner	39,398	35,875
(Increase) decrease in dividends receivable	(4,380)	(303)
(Increase) decrease in directors' fees and insurance receivable	(887)	(270)
(Increase) decrease in ETF transaction fees receivable	–	350
Increase (decrease) in General Partner management fees payable	28,411	42,723
Increase (decrease) in professional fees payable	(98,169)	(56,750)
Increase (decrease) in brokerage commissions payable	1,430	2,860
Increase (decrease) in directors' fees and insurance payable	(661)	(338)
Net cash provided by (used in) operating activities	21,283,864	914,622

Cash Flows from Financing Activities:
Addition of partnership shares	28,350,923	78,769,140
Redemption of partnership shares	(23,030,449)	(22,040,890)
Net cash provided by (used in) financing activities	5,320,474	56,728,250

Net Increase (Decrease) in Cash and Cash Equivalents	26,604,338	57,642,872

Cash and Cash Equivalents, beginning of period	67,996,295	36,408,502
Cash and Cash Equivalents, end of period	$94,600,633	$94,051,374

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2016 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses. It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2016, BNO held 2,331 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of June 30, 2016, BNO had registered a total of 50,000,000 shares.

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

In accordance with GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2012. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2016.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2016 and 2015, BNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2016 are estimated to be a total of $12,600 for BNO and, in the aggregate for BNO and the Related Public Funds, $554,800.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $174,000 for the year ending December 31, 2016.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2016, USCF waived $96,316 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Total commissions accrued to brokers	$94,468	$55,765
Total commissions as an annualized percentage of average net assets	0.17%	0.11%
Commissions accrued as a result of rebalancing	$91,301	$51,889
Percentage of commissions accrued as a result of rebalancing	96.65%	93.05%
Commissions accrued as a result of creation and redemption activity	$3,167	$3,876
Percentage of commissions accrued as a result of creation and redemption activity	3.35%	6.95%

The increase in the total commissions accrued to brokers for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was primarily due to a greater number of futures contracts being held and traded as a result of BNO’s net creation activity.

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

BNO may enter into futures contracts, options on futures contracts and swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are OTC agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, but which are not traded on an exchange. A cleared swap is created when the parties to an off-exchange, OTC swap transaction agree to extinguish their OTC swap and replace it with a cleared swap. Cleared swaps are intended to provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

The purchase and sale of futures contracts, options on futures contracts and swaps require margin deposits with an FCM.  Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

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

All of the futures contracts held by BNO through June 30, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2016 and December 31, 2015, BNO held investments in money market funds in the amounts of $20,000,000 and $3,000,000, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of June 30, 2016 and December 31, 2015, BNO held cash deposits and investments in Treasuries in the amounts of $96,796,473 and $85,728,430, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCM cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the six months ended June 30, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the six months ended June 30, 2016 (Unaudited)	For the six months ended June 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.22	$22.39
Total income (loss)	2.70	0.34
Net expenses	(0.06)	(0.10)
Net increase (decrease) in net asset value	2.64	0.24
Net asset value, end of period	$14.86	$22.63

Total Return	21.60%	1.07%

Ratios to Average Net Assets
Total income (loss)	27.11%	9.84%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.32%	0.27%
Expenses waived*	(0.17)%	(0.12)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	26.67%	9.40%

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

The following table summarizes the valuation of BNO’s securities at June 30, 2016 using the fair value hierarchy:

At June 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$87,919,970	$87,919,970	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(908,410)	(908,410)	—	—

During the six months ended June 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$64,945,289	$64,945,289	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(7,442,340)	(7,442,340)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At June 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$(908,410)	$(7,442,340)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended June 30, 2016		For the six months ended June 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$23,110,490		$5,265,672
	Change in unrealized gain (loss) on open positions		$6,533,930		$4,469,818

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of BNO is for the daily changes, in percentage terms, of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of Brent crude oil, as measured by the daily changes in the price of a specific short-term futures contract on Brent crude oil traded on the ICE Futures Exchange (“ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on the Fund’s collateral holdings, less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract.

BNO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil or any particular futures contract based on Brent crude oil, nor is BNO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. The general partner of BNO, United States Commodity Funds LLC (“USCF”), believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below).

BNO invests primarily in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) swaps that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

USCF believes that market arbitrage opportunities will cause daily changes in BNO’s share price on the NYSE Arca on a percentage basis to closely track daily changes in BNO’s per share NAV on a percentage basis. USCF further believes that daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in spot prices of Brent crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of BNO’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of Brent crude oil on a percentage basis, plus interest earned on the Fund’s collateral holdings, less BNO’s expenses.

BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

Regulatory Disclosure

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by BNO is not) may hold, own or control. These levels and position limits apply to the futures contracts that BNO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and the ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of June 30, 2016, BNO held 2,331 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the six months ended June 30, 2016, BNO did not exceed accountability levels imposed by the ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2016, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward trend during the six months ended June 30, 2016. The price of the Benchmark Futures Contract started the period at $37.28 per barrel. The Benchmark Futures Contract reached its high for the period on June 8, 2016 at $52.51 per barrel and reached its low for the period on January 20, 2016 when the price dropped to $28.25 per barrel. The period ended with the Benchmark Futures Contract at $49.71 per barrel, an increase of approximately 33.34% over the period. BNO’s per share NAV began the period at $12.22 and ended the period at $14.86 on June 30, 2016, an increase of approximately 21.60% over the period. BNO’s per share NAV reached its high for the period on June 8, 2016 at $15.89 and reached its low for the period on January 20, 2016 at $9.04. The Benchmark Futures Contract prices listed above began with the February 2016 contract and ended with the August 2016 contract. The increase of approximately 33.34% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below, in the section titled “Tracking BNO’s Benchmark.”

During the six months ended June 30, 2016, Brent crude oil was primarily in a state of contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude oil Futures Contract is higher than the price of the next month crude oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares. Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92. After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of June 30, 2016, BNO had issued 18,400,000 shares, 7,800,000 of which were outstanding. As of June 30, 2016, there were 32,050,000 shares registered but not yet issued.

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

As of June 30, 2016, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

	For the six months ended June 30, 2016	For the six months ended June 30, 2015
Average daily total net assets	$109,940,141	$99,293,575
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$154,232	$24,569
Annualized yield based on average daily total net assets	0.28%	0.05%
Management fee	$410,023	$369,290
Total fees and other expenses excluding management fees	$176,638	$131,647
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$96,316	$58,441
Expenses before allowance for the expense waiver	$586,661	$500,937
Expenses after allowance for the expense waiver	$490,345	$442,496
Total commissions accrued to brokers	$94,468	$55,765
Total commissions as annualized percentage of average total net assets	0.17%	0.11%
Commissions accrued as a result of rebalancing	$91,301	$51,889
Percentage of commissions accrued as a result of rebalancing	96.65%	93.05%
Commissions accrued as a result of creation and redemption activity	$3,167	$3,876
Percentage of commissions accrued as a result of creation and redemption activity	3.35%	6.95%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. As a result, the amount of income earned by BNO as a percentage of average total net assets was higher during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The increase in total fees and expenses excluding management fees for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, was due to an increase in brokerage commissions as a result of BNO’s net creation activity.

The increase in the total commissions accrued to brokers by BNO for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, was due to a greater number of futures contracts being held and traded as a result of BNO’s net creation activity.

For the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

	For the three months ended June 30, 2016	For the three months ended June 30, 2015
Average daily total net assets	$124,370,905	$115,439,063
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$97,439	$15,930
Annualized yield based on average daily total net assets	0.31%	0.06%
Management fee	$231,921	$215,855
Total fees and other expenses excluding management fees	$82,690	$72,245
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$36,554	$30,764
Expenses before allowance for the expense waiver	$314,611	$288,100
Expenses after allowance for the expense waiver	$278,057	$257,336
Total commissions accrued to brokers	$41,196	$30,188
Total commissions as annualized percentage of average total net assets	0.13%	0.10%
Commissions accrued as a result of rebalancing	$40,270	$29,328
Percentage of commissions accrued as a result of rebalancing	97.75%	97.15%
Commissions accrued as a result of creation and redemption activity	$926	$860
Percentage of commissions accrued as a result of creation and redemption activity	2.25%	2.85%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. As a result, the amount of income earned by BNO as a percentage of average total net assets was higher during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

The increase in total fees and expenses excluding management fees for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, was due to an increase in brokerage commissions as a result of BNO’s net creation activity from June 30, 2015 through June 30, 2016.

The increase in the total commissions accrued to brokers by BNO for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, was due to a greater number of futures contracts being held and traded as a result of BNO’s net creation activity from June 30, 2015 through June 30, 2016.

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

For the 30-valuation days ended June 30, 2016, the simple average daily change in the Benchmark Futures Contracts was 0.000% while the simple average daily change in the per share NAV of BNO over the same time period was (0.003)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.418)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to June 30, 2016, the simple average daily change in the Benchmark Futures Contract was (0.013)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.016)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (1.113)% meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the changes for the last 30 valuation days ended June 30, 2016; the second graph measures monthly changes from June 30, 2011 through June 30, 2016.

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

For the six months ended June 30, 2016, the actual total return of BNO as measured by changes in its’ per share NAV was 21.60%. This is based on an initial per share NAV of $12.22 as of December 31, 2015 and an ending per share NAV as of June 30, 2016 of $14.86. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $14.90 as of June 30, 2016, for a total return over the relevant time period of 21.93%. The difference between the actual per share NAV total return of BNO of 21.60% and the expected total return based on the Benchmark Futures Contracts of 21.93% was an error over the time period of (0.33)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2015, the actual total return of BNO as measured by changes in its per share NAV was 1.07%. This was based on an initial per share NAV, taking into account the forward share split, of $22.39 as of December 31, 2014 and an ending per share NAV as of June 30, 2015 of $22.63. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $22.72 as of June 30, 2015, for a total return over the relevant time period of 1.47%. The difference between the actual per share NAV total return of BNO of 1.07% and the expected total return based on the Benchmark Futures Contracts of 1.47% was an error over the time period of (0.40)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tended to cause daily changes in the per share NAV of BNO to track slightly lower than the daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per share NAV of BNO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the six months ended June 30, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2016. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by BNO will to continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2016, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between June 30, 2006 and June 30, 2016. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango since oil futures trading started in 1982. In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The Brent crude oil futures market finished the period ended June 30, 2016 in a state of contango.

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

Brent Crude Oil Market. Brent crude oil prices, as measured by the Benchmark Futures Contract, finished the second quarter of 2016 approximately 33.34% higher than at the beginning of the year. Prices firmed as lower production in the U.S. and supply disruptions abroad improved the global supply and demand balance. Should supply resume an upward trajectory or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall, while disruptions due to conflict in the Middle East, Africa or South America would likely have the opposite effect.

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

For the ten-year time period between June 30, 2006 and June 30, 2016, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities, global equities, and diesel-heating oil. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds.

Correlation Matrix June 30, 2006- 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.311)	0.964	0.434	0.440	0.422	0.437
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.288)	(0.371)	(0.399)	(0.322)	(0.359)
Global Equities (FTSE World Index)			1.000	0.510	0.491	0.481	0.517
Crude Oil (WTI)				1.000	0.752	0.807	0.932
Unleaded Gasoline					1.000	0.738	0.808
Diesel-Heating Oil						1.000	0.240
Brent Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended June 30, 2016, movement of Brent crude oil was somewhat correlated with the movements of large cap U.S. equities, global equities, unleaded gasoline, and diesel-heating oil. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds.

Correlation Matrix 12 Months ended June 30, 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.307)	0.987	0.292	0.651	0.183	0.252
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.354)	(0.375)	(0.390)	(0.201)	(0.259)
Global Equities (FTSE World Index)			1.000	0.368	0.720	0.242	0.333
Crude Oil (WTI)				1.000	0.710	0.951	0.969
Unleaded Gasoline					1.000	0.612	0.640
Diesel-Heating Oil						1.000	0.252
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the six months ended June 30, 2016, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2016, BNO used other assets to pay expenses, which could cause a decrease in BNO’s NAV over time. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2016, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account BNO’s assets related to foreign Futures Contracts trading. During the six months ended June 30, 2016, the only foreign exchange on which BNO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, BNO purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2016, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $116,796,473 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2016, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of June 30, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of June 30, 2016, BNO’s portfolio consisted of 2,331 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of June 30, 2016, BNO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.unitedstatescommodityfunds.com.

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

During the six month reporting period ended June 30, 2016, BNO limited its OTC activities to EFRP transactions.

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

Date: August 5, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2016

