Form 10-Q
period 2016-09-30
United States Brent Oil Fund, LP
filed 2016-11-07
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2016.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 7,650,000 shares outstanding as of November 2, 2016.

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2016 (Unaudited) and December 31, 2015

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents (Notes 2 and 5)	$104,753,346	$67,996,295
Equity in trading accounts:
Cash and cash equivalents	9,995,363	20,732,135
Unrealized gain (loss) on open commodity futures contracts	8,453,250	(7,442,340)
Receivable for shares sold	–	1,238,809
Receivable from General Partner (Note 3)	138,993	135,365
Dividends receivable	6,428	39
ETF transaction fees receivable	700	700

Total assets	$123,348,080	$82,661,003

Liabilities and Partners' Capital
Payable due to Broker	$5,800,122	$–
General Partner management fees payable (Note 3)	68,088	49,275
Professional fees payable	57,343	113,211
Brokerage commissions payable	7,176	5,746
Directors' fees and insurance payable	119	661

Total liabilities	5,932,848	168,893

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	117,415,232	82,492,110
Total Partners' Capital	117,415,232	82,492,110

Total liabilities and partners' capital	$123,348,080	$82,661,003

Limited Partners' shares outstanding	8,050,000	6,750,000
Net asset value per share	$14.59	$12.22
Market value per share	$14.50	$12.24

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2016

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Long
Foreign Contracts
ICE Brent Crude Oil Futures CO December 2016 contracts, expiring October 2016*	2,340	$8,453,250	7.20

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.34%, 10/06/2016	$3,000,000	$2,999,860	2.56
0.35%, 10/13/2016	3,000,000	2,999,655	2.56
0.34%, 10/20/2016	2,000,000	1,999,641	1.70
0.39%, 10/27/2016	4,000,000	3,998,866	3.41
0.37%, 11/03/2016	3,000,000	2,998,976	2.56
0.36%, 11/10/2016	2,000,000	1,999,211	1.70
0.39%, 11/17/2016	3,000,000	2,998,473	2.56
0.46%, 11/25/2016	3,000,000	2,997,915	2.55
0.47%, 12/01/2016	3,000,000	2,997,636	2.55
0.41%, 12/08/2016	3,000,000	2,997,677	2.55
0.34%, 12/15/2016	3,000,000	2,997,875	2.55
0.39%, 12/22/2016	3,000,000	2,997,352	2.55
0.34%, 12/29/2016	3,000,000	2,997,515	2.55
0.34%, 1/05/2017	2,000,000	1,998,187	1.70
0.43%, 1/19/2017	1,000,000	998,701	0.85
0.40%, 2/02/2017	2,000,000	1,997,244	1.70
0.42%, 2/09/2017	2,000,000	1,996,943	1.70
0.45%, 2/16/2017	2,000,000	1,996,550	1.70
0.45%, 2/23/2017	2,000,000	1,996,415	1.70
0.45%, 3/02/2017	2,000,000	1,996,200	1.70
0.47%, 3/09/2017	3,000,000	2,993,773	2.55
0.50%, 3/16/2017	2,000,000	1,995,366	1.70
0.45%, 3/23/2017	3,000,000	2,993,585	2.55
0.43%, 3/30/2017	2,000,000	1,995,700	1.70
Total Treasury Obligations		60,939,316	51.90

United States - Money Market Funds
Fidelity Institutional Money Market Funds - Government Portfolio	16,000,000	16,000,000	13.63
Goldman Sachs Financial Square Funds - Government Fund - Class FS	12,000,000	12,000,000	10.22
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	9,000,000	9,000,000	7.66
Total Money Market Funds		37,000,000	31.51
Total Cash Equivalents		$97,939,316	83.41

* Collateral amounted to $9,995,363 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2016 and 2015

	Three months ended September 30, 2016	Three months ended September 30, 2015	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(10,888,200)	$(26,619,172)	$12,222,290	$(21,353,500)
Change in unrealized gain (loss) on open futures contracts	9,361,660	(2,487,188)	15,895,590	1,982,630
Realized gain (loss) on short-term investments	–	10	–	10
Dividend income	17,861	312	35,181	1,831
Interest income	77,019	16,385	213,931	39,435
ETF transaction fees	1,400	4,200	9,450	18,200

Total income (loss)	(1,430,260)	(29,085,453)	28,376,442	(19,311,394)

Expenses
General Partner management fees (Note 3)	209,072	168,387	619,095	537,677
Professional fees	47,399	38,648	123,856	108,954
Brokerage commissions	36,202	28,015	130,670	83,780
Directors' fees and insurance	2,923	2,657	8,636	8,233

Total expenses	295,596	237,707	882,257	738,644

Expense waiver (Note 3)	(43,026)	(32,885)	(139,342)	(91,326)

Net expenses	252,570	204,822	742,915	647,318

Net income (loss)	$(1,682,830)	$(29,290,275)	$27,633,527	$(19,958,712)
Net income (loss) per limited partnership share	$(0.27)	$(6.07)	$2.37	$(5.83)
Net income (loss) per weighted average limited partnership share	$(0.21)	$(5.92)	$3.29	$(4.30)
Weighted average limited partnership shares outstanding	7,966,848	4,947,283	8,398,358	4,637,546

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$–	$82,492,110	$82,492,110
Addition of 3,000,000 partnership shares	–	31,775,859	31,775,859
Redemption of 1,700,000 partnership shares	–	(24,486,264)	(24,486,264)
Net income (loss)	–	27,633,527	27,633,527

Balances, at September 30, 2016	$–	$117,415,232	$117,415,232

Net Asset Value Per Share:
At December 31, 2015			$12.22
At September 30, 2016			$14.59

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2016 and 2015

	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Cash Flows from Operating Activities:
Net income (loss)	$27,633,527	$(19,958,712)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	10,736,772	(5,775,280)
Unrealized (gain) loss on open futures contracts	(15,895,590)	(1,982,630)
(Increase) decrease in receivable from General Partner	(3,628)	2,990
(Increase) decrease in dividends receivable	(6,389)	(8)
(Increase) decrease in ETF transaction fees receivable	–	350
Increase (decrease) in payable due to Broker	5,800,122	–
Increase (decrease) in General Partner management fees payable	18,813	32,335
Increase (decrease) in professional fees payable	(55,868)	(27,517)
Increase (decrease) in brokerage commissions payable	1,430	4,060
Increase (decrease) in directors' fees and insurance payable	(542)	(187)
Net cash provided by (used in) operating activities	28,228,647	(27,704,599)

Cash Flows from Financing Activities:
Addition of partnership shares	33,014,668	99,919,258
Redemption of partnership shares	(24,486,264)	(36,340,445)
Net cash provided by (used in) financing activities	8,528,404	63,578,813

Net Increase (Decrease) in Cash and Cash Equivalents	36,757,051	35,874,214

Cash and Cash Equivalents, beginning of period	67,996,295	36,408,502
Cash and Cash Equivalents, end of period	$104,753,346	$72,282,716

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2016 (Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Third Amended and Restated Agreement of Limited Partnership dated as of March 1, 2013 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil as measured by the daily changes in the price of the futures contract for Brent crude oil traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), less BNO’s expenses. It is not the intent of BNO to be operated in a fashion such that the per share NAV will equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil. It is not the intent of BNO to be operated in a fashion such that its per share NAV will reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of September 30, 2016, BNO held 2,340 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of BNO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and the United States 12 Month Natural Gas Fund, LP (“UNL”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012 respectively. UCCO is currently in registration.

All funds listed previously, other than UCCO, are referred to collectively herein as the “Related Public Funds.”

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of September 30, 2016, BNO had registered a total of 50,000,000 shares.

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

In accordance with GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2016.

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

Authorized Participants pay BNO a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2016.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2016 and 2015, BNO did not incur registration fees and other offering expenses.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2016, USCF waived $139,342 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Total commissions accrued to brokers	$130,670	$83,780
Total commissions as an annualized percentage of average net assets	0.16%	0.12%
Commissions accrued as a result of rebalancing	$127,245	$78,277
Percentage of commissions accrued as a result of rebalancing	97.38%	93.43%
Commissions accrued as a result of creation and redemption activity	$3,425	$5,503
Percentage of commissions accrued as a result of creation and redemption activity	2.62%	6.57%

The increase in the total commissions accrued to brokers for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was primarily due to a greater number of futures contracts being held and traded as a result of BNO’s greater size in terms of average net assets and due to the lower average price of Brent futures contracts which required BNO to hold and trade a greater number of benchmark futures contracts.

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

BNO may enter into futures contracts, options on futures contracts and swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by BNO through September 30, 2016 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2016 and December 31, 2015, BNO held investments in money market funds in the amounts of $37,000,000 and $3,000,000, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2016 and December 31, 2015, BNO held cash deposits and investments in Treasuries in the amounts of $77,748,709 and $85,728,430, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCM cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2016 and 2015 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2016 (Unaudited)	For the nine months ended September 30, 2015 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.22	$22.39
Total income (loss)	2.46	(5.69)
Net expenses	(0.09)	(0.14)
Net increase (decrease) in net asset value	2.37	(5.83)
Net asset value, end of period	$14.59	$16.56

Total Return	19.39%	(26.04)%

Ratios to Average Net Assets
Total income (loss)	25.74%	(20.15)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.32%	0.28%
Expenses waived*	(0.17)%	(0.13)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	25.06%	(20.82)%

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

The following table summarizes the valuation of BNO’s securities at September 30, 2016 using the fair value hierarchy:

At September 30, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$97,939,316	$97,939,316	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	8,453,250	8,453,250	—	—

During the nine months ended September 30, 2016, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2015 using the fair value hierarchy:

At December 31, 2015	Total	Level I	Level II	Level III
Short-Term Investments	$64,945,289	$64,945,289	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(7,442,340)	(7,442,340)	—	—

During the year ended December 31, 2015, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2016	Fair Value At December 31, 2015
Futures - Commodity Contracts	Assets	$8,453,250	$(7,442,340)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2016		For the nine months ended September 30, 2015
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$12,222,290		$(21,353,500)

	Change in unrealized gain (loss) on open positions		$15,895,590		$1,982,630

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of BNO is for the daily changes, in percentage terms, of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of Brent crude oil, as measured by the daily changes in the price of a specific short-term futures contract on Brent crude oil traded on the ICE Futures Exchange (“ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on BNO’s collateral holdings, less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract.

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

USCF believes that market arbitrage opportunities will cause daily changes in BNO’s share price on the NYSE Arca on a percentage basis to closely track daily changes in BNO’s per share NAV on a percentage basis. USCF further believes that daily changes in prices of the Benchmark Futures Contract have historically closely tracked the daily changes in spot prices of Brent crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of BNO’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of a barrel of Brent crude oil on a percentage basis, plus interest earned on BNO’s collateral holdings, less BNO’s expenses.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and the ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of September 30, 2016, BNO held 2,340 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the nine months ended September 30, 2016, BNO did not exceed accountability levels imposed by the ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2016, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

CFTC regulations require that certain transactions ultimately falling within the definition of “swap” be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“CCPs”). “Clearing” refers to the process by which a trade that is bilaterally executed by two parties is submitted to a CCP, via a clearing member (i.e., an FCM), and replaced by two mirror swaps, with the CCP becoming the counterparty to both of the initial parties to the swap. CCPs have several layers of protection against default including margin, member capital contributions and FCM guarantees of their customers’ transactions with the CCP. FCMs also pre-qualify the counterparties to all swaps that are sent to the CCP from a credit perspective, setting limits for each counterparty and collecting initial and variation margin daily from each counterparty for changes in the value of cleared swaps. The margin collected from both parties to the swap protects against credit risk in the event a counterparty defaults. The initial and variation margin requirements are set by and held for the benefit of the CCP. Additional initial margin may be required and held by the FCM.

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

Swaps that are not required to be cleared and executed on a SEF but that are executed bilaterally are also subject to various requirements pursuant to CFTC regulations, including, among others, reporting and recordkeeping requirements and, depending on the status of the counterparties, trading documentation requirements and dispute resolution requirements. In addition, U.S. regulators have adopted rules to impose initial and variation margin requirements that apply to swap dealers and major swap participants and their counterparties. If BNO engages in non-cleared swap transactions it will be subject to some or all of the requirements of the margin rules, which include a requirement that swap dealers and major swap participants collect variation margin daily, beginning in March 2017, and potentially initial margin, beginning in September 2020.

In addition to the rules and regulations imposed under the Dodd-Frank Act, swap dealers that are European banks may also be subject to European Market Infrastructure Regulation (“EMIR”). EMIR imposes requirements on non-cleared derivatives that are similar to those imposed by the CFTC and other regulators in the United States and which are described above. BNO may be indirectly impacted by EMIR to the extent that it engages in derivatives transactions with entities that are subject to EMIR. Other non-U.S. jurisdictions also impose obligations with respect to OTC swaps that could impact BNO if it were to engage in OTC swaps with non-U.S. persons.

On August 12, 2013, the CFTC issued final rules establishing compliance obligations for commodity pool operators (“CPOs”) of investment companies registered under the Investment Company Act of 1940, as amended (the “Investment Company Act”) that are required to register due to recent changes to CFTC Regulation 4.5. The final rules were issued in a CFTC release entitled “Harmonization of Compliance Obligations for Registered Investment Companies Required to Register as Commodity Pool Operators.” Although BNO is not a registered investment company under the Investment Company Act, the Harmonization Rules amended certain CFTC disclosure rules to make the requirements for all CPOs to periodically update their disclosure documents consistent with those of the SEC. This change decreased the burden on BNO and USCF of having to comply with certain inconsistent regulatory requirements.

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which goes effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as BNO. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allowing an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. BNO currently invests in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Brent Oil Futures Contracts. BNO does not hold any non-government MMFs and, currently, does not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that BNO would invest in any non-governmental MMFs. However, if BNO were to make investments in non-government MMFs in the future, such investments could negatively impact BNO because of the changes to MMFs resulting from the new rule.

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward trend during the nine months ended September 30, 2016. The price of the Benchmark Futures Contract started the period at $37.28 per barrel. The Benchmark Futures Contract reached its high for the period on June 8, 2016 at $52.51 per barrel and reached its low for the period on January 20, 2016 when the price dropped to $28.25 per barrel. The period ended with the Benchmark Futures Contract at $50.19 per barrel, an increase of approximately 34.63% over the period. BNO’s per share NAV began the period at $12.22 and ended the period at $14.59 on September 30, 2016, an increase of approximately 19.39% over the period. BNO’s per share NAV reached its high for the period on June 8, 2016 at $15.89 and reached its low for the period on January 20, 2016 at $9.04. The Benchmark Futures Contract prices listed above began with the February 2016 contract and ended with the November 2016 contract. The increase of approximately 34.63% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below, in the section titled “Tracking BNO’s Benchmark.”

During the nine months ended September 30, 2016, Brent crude oil was primarily in a state of strong contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude oil Futures Contract is higher than the price of the next month crude oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares. Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92. After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of September 30, 2016, BNO had issued 18,750,000 shares, 8,050,000 of which were outstanding. As of September 30, 2016, there were 31,700,000 shares registered but not yet issued.

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

As of September 30, 2016, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

	For the nine months ended September 30, 2016	For the nine months ended September 30, 2015
Average daily total net assets	$110,262,186	$95,849,534
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$249,112	$41,266
Annualized yield based on average daily total net assets	0.30%	0.06%
Management fee	$619,095	$537,677
Total fees and other expenses excluding management fees	$263,162	$200,967
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$139,342	$91,326
Expenses before allowance for the expense waiver	$882,257	$738,644
Expenses after allowance for the expense waiver	$742,915	$647,318
Total commissions accrued to brokers	$130,670	$83,780
Total commissions as annualized percentage of average total net assets	0.16%	0.12%
Commissions accrued as a result of rebalancing	$127,245	$78,277
Percentage of commissions accrued as a result of rebalancing	97.38%	93.43%
Commissions accrued as a result of creation and redemption activity	$3,425	$5,503
Percentage of commissions accrued as a result of creation and redemption activity	2.62%	6.57%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. As a result, the amount of income earned by BNO as a percentage of average total net assets was higher during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

The increase in total fees and expenses excluding management fees for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, was due to an increase in brokerage commissions as a result of BNO’s creation and redemption activity and to an increase in professional fees.

The increase in the total commissions accrued to brokers by BNO for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, was due to a greater number of futures contracts being held and traded as a result of BNO’s greater size in terms of average net assets and due to the lower average price of Brent futures contracts which required BNO to hold and trade a greater number of benchmark futures contracts.

For the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

	For the three months ended September 30, 2016	For the three months ended September 30, 2015
Average daily total net assets	$110,899,274	$89,073,758
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$94,880	$16,697
Annualized yield based on average daily total net assets	0.34%	0.07%
Management fee	$209,072	$168,387
Total fees and other expenses excluding management fees	$86,524	$69,320
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$43,026	$32,885
Expenses before allowance for the expense waiver	$295,596	$237,707
Expenses after allowance for the expense waiver	$252,570	$204,822
Total commissions accrued to brokers	$36,202	$28,015
Total commissions as annualized percentage of average total net assets	0.13%	0.12%
Commissions accrued as a result of rebalancing	$35,944	$27,451
Percentage of commissions accrued as a result of rebalancing	99.29%	97.99%
Commissions accrued as a result of creation and redemption activity	$258	$564
Percentage of commissions accrued as a result of creation and redemption activity	0.71%	2.01%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. As a result, the amount of income earned by BNO as a percentage of average total net assets was higher during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

The increase in total fees and expenses excluding management fees for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, was due to an increase in brokerage commissions as a result of BNO’s creation and redemption activity from September 30, 2015 through September 30, 2016 and to an increase in professional fees.

The increase in the total commissions accrued to brokers by BNO for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, was due to a greater number of futures contracts being held and traded as a result of BNO’s greater size in terms of average net assets and due to the lower average price of Brent futures contracts which required BNO to hold and trade a greater number of benchmark futures contracts from September 30, 2015 through September 30, 2016.

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

For the 30-valuation days ended September 30, 2016, the simple average daily change in the Benchmark Futures Contracts was (0.069)% while the simple average daily change in the per share NAV of BNO over the same time period was (0.070)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 3.880%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to September 30, 2016, the simple average daily change in the Benchmark Futures Contract was (0.012)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.016)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.940)% meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the changes for the last 30 valuation days ended September 30, 2016; the second graph measures monthly changes from September 30, 2011 through September 30, 2016.

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

For the nine months ended September 30, 2016, the actual total return of BNO as measured by changes in its’ per share NAV was 19.39%. This is based on an initial per share NAV of $12.22 as of December 31, 2015 and an ending per share NAV as of September 30, 2016 of $14.59. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $14.65 as of September 30, 2016, for a total return over the relevant time period of 19.89%. The difference between the actual per share NAV total return of BNO of 19.39% and the expected total return based on the Benchmark Futures Contracts of 19.89% was an error over the time period of (0.30)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2015, the actual total return of BNO as measured by changes in its per share NAV was (26.04)%. This was based on an initial per share NAV of $22.39 as of December 31, 2014 and an ending per share NAV as of September 30, 2015 of $16.56. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $16.66 as of September 30, 2015, for a total return over the relevant time period of (25.59)%. The difference between the actual per share NAV total return of BNO of (26.04)% and the expected total return based on the Benchmark Futures Contracts of (25.59)% was an error over the time period of (0.45)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per share NAV of BNO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the nine months ended September 30, 2016, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2016. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by BNO will to continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2016, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract from the dollar price of the near month contract the average dollar price of the near 12 months contracts for Brent crude oil. If the resulting number is a positive number, then the near month price is higher than the average price of the near 12 months contracts and the market could be described as being in backwardation. If the resulting number is a negative number, then the near month price is lower than the average price of the near 12 months contracts and the market could be described as being in contango. The chart below shows the results from subtracting from the near 12 months contracts price the price of the next month contract for the 10-year period between September 30, 2006 and September 30, 2016. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place more often than contango since oil futures trading started in 1982. In recent years, U.S. crude oil markets experienced long periods of contango, while Brent crude oil moved into a state of backwardation in 2011. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. During parts of 2009, the level of contango was unusually steep as a combination of slack U.S. and global demand for crude oil and issues involving the physical transportation and storage of crude oil at Cushing, Oklahoma, the primary pricing point for oil traded in the U.S., led to unusually high inventories of crude oil. A combination of improved transportation and storage capacity, along with growing demand for crude oil globally, has moderated the inventory build-up and lead to reduced levels of contango by 2011. The Brent crude oil futures market finished the period ended September 30, 2016 in a state of contango.

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

Brent Crude Oil Market. Brent crude oil prices, as measured by the Benchmark Futures Contract, finished the third quarter of 2016 approximately 34.63% higher than at the beginning of the year. Prices firmed as lower production in the U.S. and supply disruptions abroad improved the global supply and demand balance. Should supply resume an upward trajectory or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall, while disruptions due to conflict in the Middle East, Africa or South America would likely have the opposite effect.

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

For the ten-year time period between September 30, 2006 and September 30, 2016, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and, global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil, unleaded gasoline, and diesel-heating oil. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds.

Correlation Matrix September 30, 2006-2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.316)	0.964	0.431	0.456	0.417	0.433
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.293)	(0.368)	(0.392)	(0.324)	(0.358)
Global Equities (FTSE World Index)			1.000	0.505	0.506	0.473	0.510
Crude Oil (WTI)				1.000	0.756	0.810	0.932
Unleaded Gasoline					1.000	0.748	0.811
Diesel-Heating Oil						1.000	0.909
Brent Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended September 30, 2016, movement of Brent crude oil was somewhat correlated with the movements of large cap U.S. equities, and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil, unleaded gasoline, and diesel-heating oil. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds.

Correlation Matrix 12 Months ended September 30, 2016*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.410)	0.979	0.315	0.517	0.158	0.220
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.464)	(0.298)	(0.398)	(0.147)	(0.193)
Global Equities (FTSE World Index)			1.000	0.367	0.568	0.195	0.274
Crude Oil (WTI)				1.000	0.779	0.951	0.962
Unleaded Gasoline					1.000	0.668	0.676
Diesel-Heating Oil						1.000	0.963
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the nine months ended September 30, 2016, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2016, BNO used other assets to pay expenses, which could cause a decrease in BNO’s NAV over time. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2016, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account BNO’s assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2016, the only foreign exchange on which BNO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, BNO purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2016, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $114,748,709 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2016, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of September 30, 2016 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2016, BNO’s portfolio consisted of 2,340 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of September 30, 2016, BNO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.unitedstatescommodityfunds.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

OTC Contract Risk

Currently, OTC transactions are subject to changing regulation.

BNO may purchase OTC Brent Oil interests such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

During the nine month reporting period ended September 30, 2016, BNO limited its OTC activities to EFRP transactions.

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

Item 4.   Controls and Procedures.

Disclosure Controls and Procedures

BNO maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in BNO’s periodic reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Date: November 7, 2016

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2016

