Form 10-Q
period 2017-03-31
United States Brent Oil Fund, LP
filed 2017-05-05
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2017.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes    ☒  No

The registrant had 6,850,000 shares outstanding as of May 2, 2017.

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2017 (Unaudited) and December 31, 2016

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents (Notes 2 and 5)	$92,769,457	$103,167,056
Equity in trading accounts:
Cash and cash equivalents	7,993,396	8,297,821
Unrealized gain (loss) on open commodity futures contracts	3,999,260	2,332,880
Receivable from General Partner (Note 3)	310,004	189,745
Dividends receivable	12,413	10,378
Directors' fees and insurance receivable	3,196	–
ETF transaction fees receivable	700	700

Total assets	$105,088,426	$113,998,580

Liabilities and Partners' Capital
Payable due to Broker	$1,936,460	$–
Payable for shares redeemed	–	785,318
General Partner management fees payable (Note 3)	64,722	74,409
Professional fees payable	140,475	107,421
Brokerage commissions payable	5,316	7,176
Directors' fees and insurance payable	–	1,184

Total liabilities	2,146,973	975,508

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	–	–
Limited Partners	102,941,453	113,023,072
Total Partners' Capital	102,941,453	113,023,072

Total liabilities and partners' capital	$105,088,426	$113,998,580

Limited Partners' shares outstanding	7,100,000	7,200,000
Net asset value per share	$14.50	$15.70
Market value per share	$14.52	$15.68

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2017

	Number of Contracts	Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO June 2017 contracts, expiring April 2017*	1,923	$3,999,260	3.88

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.46%, 4/06/2017	$3,000,000	$2,999,810	2.91
0.47%, 4/13/2017	3,000,000	2,999,530	2.91
0.46%, 4/20/2017	3,000,000	2,999,280	2.91
0.47%, 4/27/2017	3,000,000	2,998,992	2.91
0.49%, 5/04/2017	3,000,000	2,998,646	2.91
0.55%, 5/11/2017	2,000,000	1,998,789	1.94
0.60%, 5/18/2017	3,000,000	2,997,670	2.91
0.61%, 5/25/2017	3,000,000	2,997,266	2.91
0.60%, 6/01/2017	3,000,000	2,996,975	2.91
0.62%, 6/08/2017	4,000,000	3,995,353	3.88
0.65%, 6/15/2017	3,000,000	2,995,969	2.91
0.64%, 6/22/2017	3,000,000	2,995,627	2.91
0.60%, 6/29/2017	3,000,000	2,995,550	2.91
0.62%, 7/06/2017	3,000,000	2,995,080	2.91
0.59%, 7/13/2017	3,000,000	2,994,979	2.91
0.61%, 7/20/2017	2,000,000	1,996,303	1.94
0.60%, 7/27/2017	3,000,000	2,994,199	2.91
0.63%, 8/03/2017	3,000,000	2,993,542	2.91
0.61%, 8/10/2017	2,000,000	1,995,560	1.94
0.65%, 8/17/2017	2,000,000	1,995,017	1.94
0.67%, 8/24/2017	2,000,000	1,994,603	1.94
0.76%, 8/31/2017	2,000,000	1,993,624	1.94
0.84%, 9/07/2017	2,000,000	1,992,580	1.94
0.86%, 9/14/2017	2,000,000	1,992,069	1.94
0.87%, 9/21/2017	2,000,000	1,991,638	1.94
0.89%, 9/28/2017	2,000,000	1,991,100	1.93
Total Treasury Obligations		68,889,751	66.92

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	14,000,000	14,000,000	13.60
Goldman Sachs Financial Square Funds - Government Fund - Class FS	7,000,000	7,000,000	6.80
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	6,000,000	6,000,000	5.83
Total Money Market Funds		27,000,000	26.23
Total Cash Equivalents		$95,889,751	93.15

* Collateral amounted to $7,993,396 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended March 31, 2017	Three months ended March 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(10,110,040)	$4,200,809
Change in unrealized gain (loss) on open futures contracts	1,666,380	2,346,110
Dividend income	40,228	3,755
Interest income	101,135	53,038
ETF transaction fees	1,050	4,550

Total income (loss)	(8,301,247)	6,608,262

Expenses
General Partner management fees (Note 3)	198,710	178,102
Professional fees	127,058	38,228
Brokerage commissions	29,924	53,272
Directors' fees and insurance	3,019	2,448

Total expenses	358,711	272,050

Expense waiver (Note 3)	(120,259)	(59,762)

Net expenses	238,452	212,288

Net income (loss)	$(8,539,699)	$6,395,974
Net income (loss) per limited partnership share	$(1.20)	$0.09
Net income (loss) per weighted average limited partnership share	$(1.19)	$0.75
Weighted average limited partnership shares outstanding	7,165,000	8,493,956

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2017

	General Partner	Limited Partners	Total

Balances, at December 31, 2016	$–	$113,023,072	$113,023,072
Addition of 50,000 partnership shares	–	764,363	764,363
Redemption of 150,000 partnership shares	–	(2,306,283)	(2,306,283)
Net income (loss)	–	(8,539,699)	(8,539,699)

Balances, at March 31, 2017	$–	$102,941,453	$102,941,453

Net Asset Value Per Share:
At December 31, 2016			$15.70
At March 31, 2017			$14.50

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2017 and 2016

	Three months ended March 31, 2017	Three months ended March 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(8,539,699)	$6,395,974
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
(Increase) decrease in commodity futures trading account - cash and cash equivalents	304,425	512,198
Unrealized (gain) loss on open futures contracts	(1,666,380)	(2,346,110)
(Increase) decrease in receivable from General Partner	(120,259)	75,952
(Increase) decrease in dividends receivable	(2,035)	(2,514)
(Increase) decrease in directors' fees and insurance receivable	(3,196)	(2,570)
Increase (decrease) in payable due to Broker	1,936,460	–
Increase (decrease) in General Partner management fees payable	(9,687)	22,567
Increase (decrease) in professional fees payable	33,054	(69,428)
Increase (decrease) in brokerage commissions payable	(1,860)	1,430
Increase (decrease) in directors' fees and insurance payable	(1,184)	(661)
Net cash provided by (used in) operating activities	(8,070,361)	4,586,838

Cash Flows from Financing Activities:
Addition of partnership shares	764,363	26,297,285
Redemption of partnership shares	(3,091,601)	(3,763,347)
Net cash provided by (used in) financing activities	(2,327,238)	22,533,938

Net Increase (Decrease) in Cash and Cash Equivalents	(10,397,599)	27,120,776

Cash and Cash Equivalents, beginning of period	103,167,056	67,996,295
Cash and Cash Equivalents, end of period	$92,769,457	$95,117,071

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2017 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2017, BNO held 1,923 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of BNO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and the United States 12 Month Natural Gas Fund, LP (“UNL”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO is currently in registration and has not commenced operations.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO.” BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of March 31, 2017, BNO had registered a total of 50,000,000 shares.

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. BNO is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction, and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2013. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2017.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2017.

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

Use of Estimates

The preparation of condensed financial statements in conformity with U.S. GAAP requires USCF to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of the revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2017 and 2016, BNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2017 are estimated to be a total of $13,500 for BNO and, in the aggregate for BNO and the Related Public Funds, $539,350.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $165,000 for the year ending December 31, 2017. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2017, USCF waived $120,259 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4.

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

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Total commissions accrued to brokers	$29,924	$53,272
Total commissions as an annualized percentage of average net assets	0.11%	0.22%
Commissions accrued as a result of rebalancing	$29,790	$51,031
Percentage of commissions accrued as a result of rebalancing	99.55%	95.79%
Commissions accrued as a result of creation and redemption activity	$134	$2,241
Percentage of commissions accrued as a result of creation and redemption activity	0.45%	4.21%

The decrease in the total commissions accrued to brokers for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to a lower number of futures contracts being held and traded as a result of the higher average price of Brent futures contracts which required BNO to hold and trade a smaller number of benchmark futures contracts.

NOTE 5 – FINANCIAL INSTRUMENTS, OFF-BALANCE SHEET RISKS AND CONTINGENCIES

BNO may engage in the trading of futures contracts, options on futures contracts and in cleared swaps (collectively, “derivatives”). BNO is exposed to both market risk, which is the risk arising from changes in the market value of the contracts, and credit risk, which is the risk of failure by another party to perform according to the terms of a contract.

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

All of the futures contracts held by BNO through March 31, 2017 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2017 and December 31, 2016, BNO held investments in money market funds in the amounts of $27,000,000 and $35,000,000, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2017 and December 31, 2016, BNO held cash deposits and investments in Treasuries in the amounts of $73,762,853 and $76,464,877, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCM cease operations.

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

NOTE 6 – FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2017 and 2016 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$15.70	$12.22
Total income (loss)	(1.17)	0.11
Net expenses	(0.03)	(0.02)
Net increase (decrease) in net asset value	(1.20)	0.09
Net asset value, end of period	$14.50	$12.31

Total Return	(7.64)%	0.74%

Ratios to Average Net Assets
Total income (loss)	(7.73)%	6.92%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.60%	0.40%
Expenses waived*	(0.45)%	(0.25)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(7.95)%	6.70%

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

The following table summarizes the valuation of BNO’s securities at March 31, 2017 using the fair value hierarchy:

At March 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$95,889,751	$95,889,751	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	3,999,260	3,999,260	—	—

During the three months ended March 31, 2017, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2016 using the fair value hierarchy:

At December 31, 2016	Total	Level I	Level II	Level III
Short-Term Investments	$96,899,767	$96,899,767	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,332,880	2,332,880	—	—

During the year ended December 31, 2016, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2017	Fair Value At December 31, 2016
Futures - Commodity Contracts	Assets	$3,999,260	$2,332,880

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2017		For the three months ended March 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures – Commodity Contracts	Realized gain (loss) on closed positions	$(10,110,040)		$4,200,809

	Change in unrealized gain (loss) on open positions		$1,666,380		$2,346,110

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and the ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2017, BNO held 1,923 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2017, BNO did not exceed accountability levels imposed by the ICE Futures and the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and the ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2017, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures, and option contracts and swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on designated contract markets (“DCMs”) and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect BNO, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of BNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of BNO.

Until such time as the Position Limit Rules are adopted, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives (collectively, “Referenced Contracts”). Under that system, the CFTC enforces federal limits on speculation in agricultural products (e.g., corn, wheat and soy), while futures exchanges establish and enforce position limits and accountability levels for other agricultural and certain energy products (e.g., oil and natural gas). As a result, BNO may be limited with respect to the size of its investments in any commodities subject to these limits.

Under existing and recently adopted CFTC regulations, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which the participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that participant (the “Aggregation Rules”). The Aggregation Rules will also apply with respect to the Position Limit Rules if and when such Position Limit Rules are adopted.

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

Money Market Reform

The SEC adopted Rule 2a-7 under the Investment Company Act of 1940 on July 23, 2014, which became effective on October 14, 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as BNO. The new rule requires institutional prime MMFs to price their shares using market-based values instead of the amortized cost method (i.e., to use a “floating net asset value per share” or “floating NAV”). Government and retail funds can continue to use the amortized cost method to value their portfolio securities. Additionally, liquidity fees and gates allow an MMF’s board of directors to directly address runs on a fund. MMFs’ boards of directors are required to implement rules to discourage and prevent runs by investors through the use of redemption fees and gates (temporary suspension of redemptions). The fees and gates could be imposed on a fund whose portfolios fail to meet certain liquidity thresholds although they are optional for government MMFs. BNO currently invests in government MMFs, as well as Treasuries with a maturity date of two years or less, as an investment for assets not used for margin or collateral in the Brent Oil Futures Contracts. BNO does not hold any non-government MMFs and, currently, does not anticipate investing in any non-government MMFs. The new rule further decreases the likelihood that BNO would invest in any non-governmental MMFs. However, if BNO were to make investments in non-government MMFs in the future, such investments could negatively impact BNO because of the changes to MMFs resulting from the new rule.

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven downward trend during the three months ended March 31, 2017. The price of the Benchmark Futures Contract started the period at $56.82 per barrel. The Benchmark Futures Contract reached its high for the period on January 6, 2017 at $57.10 per barrel and reached its low for the period on March 23, 2017 when the price dropped to $50.66 per barrel. The period ended with the Benchmark Futures Contract at $53.53 per barrel, a decrease of approximately (5.79)% over the period. BNO’s per share NAV began the period at $15.70 and ended the period at $14.50 on March 31, 2017, a decrease of approximately (7.64)% over the period. BNO’s per share NAV reached its high for the period on January 6, 2017 at $15.77 and reached its low for the period on March 23, 2017 at $13.72. The Benchmark Futures Contract prices listed above began with the February 2017 contract and ended with the May 2017 contract. The decrease of approximately (5.79)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing crude oil Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below, in the section titled “Tracking BNO’s Benchmark.”

During the three months ended March 31, 2017, Brent crude oil was primarily in a state of strong contango, meaning that the price of the near month crude Oil Futures Contract was lower than the price of the next month crude Oil Futures Contract, and contracts further away from expiration. On days when the market is in backwardation, the price of the near month crude oil Futures Contract is higher than the price of the next month crude oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares. Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92. After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of March 31, 2017, BNO had issued 19,400,000 shares, 7,100,000 of which were outstanding. As of March 31, 2017, there were 31,050,000 shares registered but not yet issued.

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

As of March 31, 2017, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, and Virtu Financial BD, LLC.

For the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Average daily total net assets	$107,450,737	$95,509,378
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$141,363	$56,793
Annualized yield based on average daily total net assets	0.53%	0.24%
Management fee	$198,710	$178,102
Total fees and other expenses excluding management fees	$160,001	$93,948
Fees and expenses related to the registration or offering of additional shares	$-	$-
Total amount of the expense waiver	$120,259	$59,762
Expenses before allowance for the expense waiver	$358,711	$272,050
Expenses after allowance for the expense waiver	$238,452	$212,288
Total commissions accrued to brokers	$29,924	$53,272
Total commissions as annualized percentage of average total net assets	0.11%	0.22%
Commissions accrued as a result of rebalancing	$29,790	$51,031
Percentage of commissions accrued as a result of rebalancing	99.55%	95.79%
Commissions accrued as a result of creation and redemption activity	$134	$2,241
Percentage of commissions accrued as a result of creation and redemption activity	0.45%	4.21%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. As a result, the amount of income earned by BNO as a percentage of average total net assets was higher during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

The increase in total fees and expenses excluding management fees for the three months ended March 31, 2017, compared to the three months ended March 31, 2016, was due to an increase in professional fees.

The decrease in the total commissions accrued to brokers by BNO for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, was primarily due to a lesser number of futures contracts being held and traded as a result of the higher average price of Brent futures contracts which required BNO to hold and trade a lesser number of benchmark futures contracts.

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

For the 30-valuation days ended March 31, 2017, the simple average daily change in the Benchmark Futures Contracts was (0.153)% while the simple average daily change in the per share NAV of BNO over the same time period was (0.154)%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 7.542%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2017, the simple average daily change in the Benchmark Futures Contract was (0.009)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.013)%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.955)% meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the changes for the last 30 valuation days ended March 31, 2017; the second graph measures monthly changes from March 31, 2012 through March 31, 2017.

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

For the three months ended March 31, 2017, the actual total return of BNO as measured by changes in its per share NAV was (7.64)%. This is based on an initial per share NAV of $15.70 as of December 31, 2016 and an ending per share NAV as of March 31, 2017 of $14.50. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $14.51 as of March 31, 2017, for a total return over the relevant time period of (7.58)%. The difference between the actual per share NAV total return of BNO of (7.64)% and the expected total return based on the Benchmark Futures Contracts of (7.58)% was an error over the time period of (0.06)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2016, the actual total return of BNO as measured by changes in its per share NAV was 0.74%. This was based on an initial per share NAV of $12.22 as of December 31, 2015 and an ending per share NAV as of March 31, 2016 of $12.31. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $12.33 as of March 31, 2016, for a total return over the relevant time period of 0.90%. The difference between the actual per share NAV total return of BNO of 0.74% and the expected total return based on the Benchmark Futures Contracts of 0.90% was an error over the time period of (0.16)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the daily changes in the daily per share NAV of BNO to either be too high or too low relative to the changes in the Benchmark Futures Contract. During the three months ended March 31, 2017, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than the inverse of daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2017. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would decrease. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would increase. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates will continue to remain at historical lows and, therefore, it is anticipated that fees and expenses paid by BNO will to continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO will continue to underperform its benchmark until such a time when interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2017, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments, which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

As an example, assume that the price of Brent crude oil for immediate delivery is $50 per barrel, and the value of a position in the near month futures contract is also $50. Over time, the price of Brent crude oil will fluctuate based on a number of market factors, including demand for oil relative to supply. The value of the near month futures contract will likewise fluctuate in reaction to a number of market factors. If an investor seeks to maintain a position in a near month futures contract and not take delivery of physical barrels of Brent crude oil, the investor must sell the current near month futures contract as it approaches expiration and invest in the next month futures contract. In order to continue holding a position in the current near month futures contract, this “roll” forward of the futures contract must be executed every month.

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

If the futures market is in backwardation, e.g., when the price of the near month futures contract is higher than the price of the next month futures contract, the investor would buy a next month futures contract for a lower price than the current near month futures contract. Assuming the price of the next month futures contract was $49 per barrel, or 2% cheaper than the $50 near month futures contract, then, hypothetically, and assuming no other changes (e.g., to either prevailing Brent crude oil prices or the price relationship between the spot price, the near month contract and the next month contract, and, ignoring the impact of commission costs and the income earned on cash and/or cash equivalents), the value of the $49 next month futures contract would rise to $50 as it approaches expiration. In this example, the value of an investment in the next month futures contract would tend to outperform the spot price of Brent crude oil. As a result, it would be possible for the new near month futures contract to rise 12% while the spot price of Brent crude oil may have risen a lower amount, e.g., only 10%. Similarly, the spot price of Brent crude oil could have fallen 10% while the value of an investment in the futures contract might have fallen another amount, e.g., only 8%. Over time, if backwardation remained constant, this difference between the spot price and the futures contract price would continue to increase.

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

The chart below compares the daily price of the near month Brent crude oil futures contract to the price of 13th month Brent crude oil futures contract (i.e., a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contract prices (backwardation) and, at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

 *PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10 year period between March 31, 2007 and March 31, 2017. Investors will note that the crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. U.S. benchmarked WTI crude oil experienced a period of backwardation from late-2013 to mid-2014, while Brent crude oil moved into a state of backwardation from 2011 until mid-2014. However, global crude oil inventories grew rapidly after the Organization of the Petroleum Exporting Countries (“OPEC”) decided to defend its market share against U.S. shale-oil producers in late-2014. Record surpluses in global inventories resulted in another period of contango that has persisted through December 31, 2016. Over the last decade, Brent crude oil has exhibited less contango (more backwardation) than WTI. The average spread between the first and second month futures contracts was -19 cents for Brent crude oil versus -54 cents for WTI crude oil for the ten years ended December 31, 2016.

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

Brent Crude Oil Market. Brent crude oil prices, as measured by the Benchmark Futures Contract, finished the first quarter of 2017 approximately 5.79% lower than at the beginning of the year. Prices firmed as lower production in the U.S. and supply disruptions abroad improved the global supply and demand balance. Should supply resume an upward trajectory or should the global economic situation decline, there is a meaningful possibility that crude oil prices could fall, while disruptions due to conflict in the Middle East, Africa or South America would likely have the opposite effect.

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

For the ten-year time period between March 31, 2007 and March 31, 2017, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and, global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil, and unleaded gasoline. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds and limited correlation with diesel-heating oil.

Correlation Matrix March 31, 2007-2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.313)	0.963	0.442	0.470	0.429	0.445
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.283)	(0.380)	(0.428)	(0.351)	(0.376)
Global Equities (FTSE World Index)			1.000	0.508	0.513	0.479	0.515
Crude Oil (WTI)				1.000	0.754	0.816	0.932
Unleaded Gasoline					1.000	0.748	0.808
Diesel-Heating Oil						1.000	0.251
Brent Oil							1.000

Source: Bloomberg, NYMEX

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended March 31, 2017, movement of Brent crude oil was somewhat inversely correlated with the movements of large cap U.S. equities, U.S. government bonds and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited limited correlation with diesel-heating oil.

Correlation Matrix 12 Months ended March 31, 2017*	Large Cap U.S. Equities (S&P 500)	U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Diesel- Heating Oil	Brent Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.118)	0.771	(0.161)	(0.292)	(0.265)	(0.249)
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	0.067	(0.251)	(0.297)	(0.255)	(0.222)
Global Equities (FTSE World Index)			1.000	(0.234)	(0.197)	(0.367)	(0.249)
Crude Oil (WTI)				1.000	0.647	0.967	0.962
Unleaded Gasoline					1.000	0.742	0.695
Diesel-Heating Oil						1.000	0.255
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in Treasuries at the FCM. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2017, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2017, BNO used other assets to pay expenses, which could cause a decrease in BNO’s NAV over time. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2017, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires commodity brokers to hold in a secure account BNO’s assets related to foreign Futures Contracts trading. During the three months ended March 31, 2017, the only foreign exchange on which BNO made investments was the ICE Futures Europe, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

If, in the future, BNO purchases OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2017, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $100,762,853 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2017, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services, which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of March 31, 2017 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2017, BNO’s portfolio consisted of 1,923 Brent Crude Oil Futures CO contracts traded on the ICE Futures Europe. As of March 31, 2017, BNO did not hold any Futures Contracts for Brent crude oil traded on NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

BNO is exposed to commodity price risk. In particular, BNO is exposed to Brent crude oil price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that BNO holds in its portfolio, as described in Item 2 above, are expected to directly affect the value of BNO’s shares.

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

During the three month reporting period ended March 31, 2017, BNO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Not applicable.

Item 1A.  Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 10, 2017.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 3 baskets (comprising 150,000 shares) during the first quarter of the year ended March 31, 2017. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2017:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/17 to 1/31/17	50,000		$15.21
2/1/17 to 2/28/17	100,000		$15.46
3/1/17 to 3/31/17	0	$	NA
Total	150,000

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

Date: May 5, 2017

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 5, 2017

