Form 10-Q
period 2018-09-30
United States Brent Oil Fund, LP
filed 2018-11-08
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip code)

(510) 522-9600

(Registrant’s telephone number, including area code)

1999 Harrison Street, Suite 1530

Oakland, California 94612

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒      Yes      ☐      No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 4,650,000 outstanding shares as of November 5, 2018.

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2018 (Unaudited) and December 31, 2017

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $86,567,752 and $78,344,087, respectively) (Notes 2 and 5)	$86,567,752	$78,344,087
Equity in trading accounts:
Cash and cash equivalents (at cost $14,769,562 and $14,167,416, respectively)	14,769,562	14,167,416
Unrealized gain (loss) on open commodity futures contracts	5,866,400	5,587,910
Receivable from General Partner (Note 3)	78,058	331,433
Dividends receivable	39,578	16,991
Interest receivable	6,915	9,575
ETF transaction fees receivable	—	350

Total assets	$107,328,265	$98,457,762

Liabilities and Partners' Capital
Payable for shares redeemed	$—	$3,597,840
General Partner management fees payable (Note 3)	55,629	61,483
Professional fees payable	186,327	243,122
Brokerage commissions payable	2,816	5,316
Directors' fees and insurance payable	5,805	1,128

Total liabilities	250,577	3,908,889

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	107,077,688	94,548,873
Total Partners' Capital	107,077,688	94,548,873

Total liabilities and partners' capital	$107,328,265	$98,457,762

Limited Partners' shares outstanding	4,600,000	5,200,000
Net asset value per share	$23.28	$18.18
Market value per share	$23.32	$18.10

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts – Long
Foreign Contracts
ICE Brent Crude Oil Futures CO December 2018 contracts, expiring October 2018*	$101,186,220	1,294	$5,866,400	5.48

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.87%, 10/04/2018	$3,000,000	$2,999,536	2.80
1.90%, 10/11/2018	2,000,000	1,998,956	1.87
1.97%, 10/18/2018	2,000,000	1,998,158	1.87
2.00%, 10/25/2018	2,000,000	1,997,360	1.87
2.00%, 11/01/2018	2,000,000	1,996,590	1.86
2.03%, 11/08/2018	2,000,000	1,995,767	1.86
2.05%, 11/15/2018	3,000,000	2,992,388	2.79
2.07%, 11/23/2018	3,000,000	2,990,946	2.79
2.05%, 11/29/2018	3,000,000	2,990,044	2.79
2.09%, 12/06/2018	2,000,000	1,992,410	1.86
2.06%, 12/13/2018	3,000,000	2,987,590	2.79
2.09%, 12/20/2018	3,000,000	2,986,200	2.79
2.07%, 12/27/2018	3,000,000	2,985,138	2.79
2.10%, 1/03/2019	3,000,000	2,983,746	2.79
2.10%, 1/10/2019	3,000,000	2,982,493	2.79
2.13%, 1/17/2019	3,000,000	2,981,010	2.78
2.15%, 1/24/2019	3,000,000	2,979,635	2.78
2.18%, 1/31/2019	3,000,000	2,978,091	2.78
2.20%, 2/07/2019	2,000,000	1,984,413	1.85
2.19%, 2/14/2019	2,000,000	1,983,604	1.85
2.20%, 2/21/2019	2,000,000	1,982,681	1.85
2.24%, 2/28/2019	3,000,000	2,972,313	2.78
2.38%, 3/07/2019	2,000,000	1,979,459	1.85
2.28%, 3/14/2019	2,000,000	1,979,454	1.85
2.33%, 3/21/2019	2,000,000	1,978,150	1.85
2.34%, 3/28/2019	3,000,000	2,965,735	2.77
Total Treasury Obligations		65,641,867	61.30

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	13,200,000	13,200,000	12.33
Goldman Sachs Financial Square Funds - Government Fund - Class FS	4,000,000	4,000,000	3.73
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	8,500,000	8,500,000	7.94
Total Money Market Funds		25,700,000	24.00
Total Cash Equivalents		$91,341,867	85.30

*	Collateral amounted to $14,769,562 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2018 and 2017

	Three months ended September 30, 2018	Three months ended September 30, 2017	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$5,214,730	$18,646,860	$22,736,110	$(1,973,510)
Change in unrealized gain (loss) on open futures contracts	(770,460)	(3,290,500)	278,490	73,620
Dividend income	136,916	45,263	307,484	123,918
Interest income*	347,993	197,412	887,974	437,262
ETF transaction fees	3,500	3,850	9,100	8,400

Total income (loss)	4,932,679	15,602,885	24,219,158	(1,330,310)

Expenses
General Partner management fees (Note 3)	188,880	187,877	546,608	573,300
Professional fees	8,822	65,296	102,340	251,840
Brokerage commissions	24,990	35,755	73,083	103,523
Directors' fees and insurance	4,317	3,476	11,712	9,726

Total expenses	227,009	292,404	733,743	938,389

Expense waiver (Note 3)	(599)	(66,850)	(78,058)	(250,328)

Net expenses	226,410	225,554	655,685	688,061

Net income (loss)	$4,706,269	$15,377,331	$23,563,473	$(2,018,371)
Net income (loss) per limited partnership share	$1.07	$2.22	$5.10	$(0.51)
Net income (loss) per weighted average limited partnership share	$1.00	$2.13	$4.86	$(0.28)
Weighted average limited partnership shares outstanding	4,703,261	7,221,739	4,851,648	7,227,289

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the nine months ended September 30, 2018

	General Partner	Limited Partners	Total

Balances, at December 31, 2017	$—	$94,548,873	$94,548,873
Addition of 1,150,000 partnership shares	—	23,719,011	23,719,011
Redemption of 1,750,000 partnership shares	—	(34,753,669)	(34,753,669)
Net income (loss)	—	23,563,473	23,563,473

Balances, at September 30, 2018	$—	$107,077,688	$107,077,688

Net Asset Value Per Share:
At December 31, 2017			$18.18
At September 30, 2018			$23.28

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2018 and 2017

	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$23,563,473	$(2,018,371)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(278,490)	(73,620)
(Increase) decrease in receivable from General Partner	253,375	(60,583)
(Increase) decrease in dividends receivable	(22,587)	(4,000)
(Increase) decrease in interest receivable	2,660	(7,559)
(Increase) decrease in directors' fees and insurance receivable	—	(404)
(Increase) decrease in ETF transaction fees receivable	350	350
Increase (decrease) in General Partner management fees payable	(5,854)	(13,754)
Increase (decrease) in professional fees payable	(56,795)	53,807
Increase (decrease) in brokerage commissions payable	(2,500)	(1,860)
Increase (decrease) in directors' fees and insurance payable	4,677	(1,184)
Net cash provided by (used in) operating activities	23,458,309	(2,127,178)

Cash Flows from Financing Activities:
Addition of partnership shares	23,719,011	40,082,469
Redemption of partnership shares	(38,351,509)	(53,128,704)
Net cash provided by (used in) financing activities	(14,632,498)	(13,046,235)

Net Increase (Decrease) in Cash and Cash Equivalents	8,825,811	(15,173,413)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	92,511,503	111,464,877
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$101,337,314	$96,291,464

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$86,567,752	$82,845,053
Equity in Trading Accounts:
Cash and Cash Equivalents	14,769,562	13,446,411
Total Cash, Cash Equivalents and Equity in Trading Accounts	$101,337,314	$96,291,464

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2018 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of September 30, 2018, BNO held 1,294 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation for each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust (“USCIFT”), of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the SEC that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice of required withdrawal from the limited partnership sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018. Each of the filings is also available on USCF’s website at www.uscfinvestments.com.

The liquidation date for each of USAG, DNO and UHN was September 12, 2018 and the proceeds of the liquidation were sent to all remaining shareholders of USAG, DNO and UHN, respectively, on or about September 13, 2018, with a subsequent distribution of additional liquidation proceeds sent to UHN shareholders on or about September 18, 2018. Each of USAG, DNO and UHN also filed a post-effective amendment to the registration statement with the SEC to terminate the offering of registered and unsold shares of USAG, DNO and UHN, respectively, and the NYSE Arca filed Forms 25 to effect the withdrawal of the listings for shares of each of USAG, DNO and UHN.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of September 30, 2018, BNO had registered a total of 50,000,000 shares.

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

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. BNO earns income on funds held at the custodian or a futures commission merchant (“FCM”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

BNO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

BNO receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in BNO's condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2018 and 2017, BNO did not incur registration fees and other offering expenses.

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

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2018, USCF waived $78,058 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Total commissions accrued to brokers	$73,083	$103,523
Total commissions as annualized percentage of average total net assets	0.10%	0.14%
Commissions accrued as a result of rebalancing	$70,419	$99,442
Percentage of commissions accrued as a result of rebalancing	96.35%	96.06%
Commissions accrued as a result of creation and redemption activity	$2,664	$4,081
Percentage of commissions accrued as a result of creation and redemption activity	3.65%	3.94%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of Brent crude oil futures contracts being held and traded.

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

All of the futures contracts held by BNO through September 30, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO's cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2018 and December 31, 2017, BNO held investments in money market funds in the amounts of $25,700,000 and $20,000,000, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of September 30, 2018 and December 31, 2017, BNO held cash deposits and investments in Treasuries in the amounts of $75,637,314 and $72,511,503, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the nine months ended September 30, 2018 and 2017 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the nine months ended September 30, 2018 (Unaudited)	For the nine months ended September 30, 2017 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$18.18	$15.70
Total income (loss)	5.24	(0.41)
Net expenses	(0.14)	(0.10)
Net increase (decrease) in net asset value	5.10	(0.51)
Net asset value, end of period	$23.28	$15.19

Total Return	28.05%	(3.25)%

Ratios to Average Net Assets
Total income (loss)	24.86%	(1.30)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.26%	0.48%
Expenses waived*	(0.11)%	(0.33)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	24.18%	(1.97)%

*	Annualized.

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

The following table summarizes the valuation of BNO’s securities at September 30, 2018 using the fair value hierarchy:

At September 30, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$91,341,867	$91,341,867	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	5,866,400	5,866,400	—	—

During the nine months ended September 30, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$82,786,902	$82,786,902	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	5,587,910	5,587,910	—	—

During the year ended December 31, 2017, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At September 30, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$5,866,400	$5,587,910

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended September 30, 2018		For the nine months ended September 30, 2017
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$22,736,110		$(1,973,510)

	Change in unrealized gain (loss) on open positions		$278,490		$73,620

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of September 30, 2018, BNO held 1,294 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the nine months ended September 30, 2018, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2018, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. The Fund is not a Covered Swap Entity under the Final Margin Rules, but it is a financial end-user. Accordingly, the Fund is currently subject to the variation margin requirements of the Final Margin Rules. However, the Fund does not have material swaps exposure and, accordingly, the Fund will not be subject to the initial margin requirements of the Final Margin Rules.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if BNO enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require BNO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by BNO's FCM.

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

Derivatives Regulations in Non-U.S. Jurisdictions

In addition to U.S. laws and regulations, BNO may be subject to non-U.S. derivatives laws and regulations if it engages in futures and/or swap transactions with non-U.S. persons. For example, BNO may be impacted by European laws and regulations to the extent that it engages in futures transactions on European exchanges or derivatives transactions with European entities. Other jurisdictions impose requirements applicable to futures and derivatives that are similar to those imposed by the U.S., including position limits, margin, clearing and trade execution requirements.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward trend during the nine months ended September 30, 2018. The price of the Benchmark Futures Contract started the period at $66.87 per barrel. The high of the period was on September 28, 2018 when the price reached $82.73 per barrel. The low of the period was on February 12, 2018 when the price dropped to $62.59 per barrel. The period ended with the Benchmark Futures Contract at $82.73 per barrel, an increase of approximately 23.72% over the period. BNO’s per share NAV began the period at $18.18 and ended the period at $23.28 on September 30, 2018, an increase of approximately 28.05% over the period. BNO’s per share NAV reached its high for the period on September 28, 2018 at $23.28 and reached its low for the period on February 12, 2018 at $17.12. The Benchmark Futures Contract prices listed above began with the March 2018 contracts and ended with the December 2018 contracts. The increase of approximately 23.72% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO's Benchmark.”

During the nine months ended September 30, 2018, the Brent crude oil was primarily in a state of backwardation, meaning that the price of the near month crude Oil Futures Contract was higher than the price of the next month crude Oil Futures Contract, or contracts further away from expiration. On days when the market is in contango, the price of the near month crude Oil Futures Contract is typically lower than the price of the next month crude Oil Futures Contract or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares. Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92. After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of September 30, 2018, BNO had issued 23,650,000 shares, 4,600,000 of which were outstanding. As of September 30, 2018, there were 26,800,000 shares registered but not yet issued.

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

As of September 30, 2018, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

	For the nine months ended September 30, 2018	For the nine months ended September 30, 2017
Average daily total net assets	$97,441,748	$102,199,927
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,195,458	$561,180
Annualized yield based on average daily total net assets	1.64%	0.73%
Management fee	$546,608	$573,300
Total fees and other expenses excluding management fees	$187,135	$365,089
Total amount of the expense waiver	$78,058	$250,328
Expenses before allowance for the expense waiver	$733,743	$938,389
Expenses after allowance for the expense waiver	$655,685	$688,061
Total commissions accrued to brokers	$73,083	$103,523
Total commissions as annualized percentage of average total net assets	0.10%	0.14%
Commissions accrued as a result of rebalancing	$70,419	$99,442
Percentage of commissions accrued as a result of rebalancing	96.35%	96.06%
Commissions accrued as a result of creation and redemption activity	$2,664	$4,081
Percentage of commissions accrued as a result of creation and redemption activity	3.65%	3.94%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017 was due primarily to a decrease in Professional Fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was due primarily to a lower number of Crude Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

	For the three months ended September 30, 2018	For the three months ended September 30, 2017
Average daily total net assets	$99,914,606	$99,384,135
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$484,909	$242,675
Annualized yield based on average daily total net assets	1.93%	0.97%
Management fee	$188,880	$187,877
Total fees and other expenses excluding management fees	$38,129	$104,527
Total amount of the expense waiver	$599	$66,850
Expenses before allowance for the expense waiver	$227,009	$292,404
Expenses after allowance for the expense waiver	$226,410	$225,554
Total commissions accrued to brokers	$24,990	$35,755
Total commissions as annualized percentage of average total net assets	0.10%	0.14%
Commissions accrued as a result of rebalancing	$24,177	$34,045
Percentage of commissions accrued as a result of rebalancing	96.75%	95.22%
Commissions accrued as a result of creation and redemption activity	$813	$1,710
Percentage of commissions accrued as a result of creation and redemption activity	3.25%	4.78%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the three months ended September 30, 2018, compared to the three months ended September 30, 2017.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2018, compared to the three months ended September 30, 2017 was due primarily to a decrease in Professional Fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was due primarily to a lower number of futures contracts being held and traded.

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

For the 30-valuation days ended September 30, 2018, the simple average daily change in the Benchmark Futures Contract was 0.504%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.508%. The average daily difference was 0.004% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 6.090%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to September 30, 2018, the simple average daily change in the Benchmark Futures Contract was 0.017%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.014%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.757)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2018. The second graph measures monthly changes since September 30, 2013 through September 30, 2018.

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

For the nine months ended September 30, 2018, the actual total return of BNO as measured by changes in its per share NAV was 28.05%. This is based on an initial per share NAV of $18.18 as of December 31, 2017 and an ending per share NAV as of September 30, 2018 of $23.28. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $23.14 as of September 30, 2018, for a total return over the relevant time period of 27.28%. The difference between the actual per share NAV total return of BNO of 28.05% and the expected total return based on the Benchmark Futures Contract of 27.28% was an error over the time period of 0.77%, which is to say that BNO’s actual total return outperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2017, the actual total return of BNO as measured by changes in its per share NAV was (3.25)%. This was based on an initial per share NAV of $15.70 as of December 31, 2016 and an ending per share NAV as of September 30, 2017 of $15.19. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $15.21 as of September 30, 2017, for a total return over the relevant time period of (3.12)%. The difference between the actual per share NAV total return of BNO of (3.25)% and the expected total return based on the Benchmark Futures Contract of (3.12)% was an error over the time period of (0.13)%, which is to say that BNO’s actual total return underperformed the benchmark result by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO's ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO's attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2018. Interest payments, and any other income, were retained within the portfolio and added to BNO's NAV. When this income exceeds the level of BNO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may continue to be lower than interest earned by BNO. As such, USCF anticipates that BNO will continue to outperform its benchmark until such a time when interest earned at least equals or declines below the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2018, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2008 and September 30, 2018. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained in contango for a period of several years. U.S. benchmarked WTI crude oil experienced a period of backwardation from late-2013 to mid-2014, while Brent crude oil moved into a state of backwardation from 2011 until mid-2014. However, global crude oil inventories grew rapidly after the Organization of Petroleum Exporting Countries ("OPEC") decided to defend its market share against U.S. shale-oil producers in late-2014. Record surpluses in global inventories resulted in another period of contango that has persisted through September 30, 2017. However, with lower inventories Brent crude oil has shifted into backwardation for 2018.

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

Brent Crude Oil Market. During the nine months ended September 30, 2018, Brent crude oil price have traded in a range between $62 to $80. During the second quarter of 2018, bullish sentiment was driven by ongoing OPEC restraint, which was exacerbated by unintentionally high compliance. Enthusiasm was not even curtailed by U.S. crude oil production reaching a record 10.9 million barrels per day. As the second quarter drew to a close, OPEC agreed to bring compliance back down to 100% (essentially meaning Saudi Arabia agreed to pump more oil to tamp down on runaway prices which could have continued to accelerate as a result of sanctions on Iran and the ongoing disaster in Venezuela). Brent crude ended the quarter at $79.23, up 14.26% for the quarter. Looking ahead, expected demand growth remains strong for the moment. However, uncertainties about trade conflicts could lead to temporary dislocations in supply and demand, and, should trade conflicts last a protracted amount of time, then global economic growth is likely to be impacted, which would negatively impact demand for energy. Longer term, many analysts are concerned that the severe reductions in capital expenditures on exploration and production over the past three years could lead to a shortage of crude oil in the near future.

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

For the ten-year time period between September 30, 2008 and September 30, 2018, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds and limited to little correlation with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE			Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Heating	Brent
September 30, 2008 – September 30, 2018*	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.258)	0.965	0.486	0.438	0.468	0.482
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.229)	(0.378)	(0.326)	(0.321)	(0.355)
Global Equities (FTSE World Index)			1.000	0.520	0.469	0.491	0.522
Crude Oil (WTI)				1.000	0.678	0.791	0.921
Unleaded Gasoline					1.000	0.716	0.744
Diesel-Heating Oil						1.000	0.164
Brent Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended September 30, 2018, movement of Brent crude oil was somewhat correlated with the movements of diesel-heating oil. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil. Movements in Brent crude oil futures exhibited little to no correlation with large cap U.S. equities, U.S. government bonds, global equities or unleaded gasoline.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE			Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Heating	Brent
12 Months ended September 30, 2018*	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.259)	0.929	0.113	(0.046)	0.067	0.076
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.460)	(0.169)	0.381	0.343	0.091
Global Equities (FTSE World Index)			1.000	0.240	(0.011)	0.168	0.159
Crude Oil (WTI)				1.000	0.033	0.550	0.786
Unleaded Gasoline					1.000	0.362	0.070
Diesel-Heating Oil						1.000	0.514
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO's account at its custodian bank and in Treasuries at the FCM. Income received from BNO's investments in money market funds and Treasuries is paid to BNO. During the nine months ended September 30, 2018, BNO's expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2018, BNO did not need to use other assets to pay expenses. To the extent expenses exceed income, BNO's NAV will be negatively impacted.

BNO's investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2018, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO's assets with their other assets. In addition, the CFTC requires futures commission merchants to hold in a secure account BNO's assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2018, the only foreign exchanges on which BNO made investments was ICE Futures Europe, which is a London based futures exchange. Those Brent crude oil contracts are denominated in U.S. dollars.

In the future, BNO may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2018, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $101,337,314 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2018, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO's financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of September 30, 2018 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of September 30, 2018, BNO's portfolio consisted of 1,294 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of September 30, 2018, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO's current holdings, please see BNO's website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2018, BNO limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 14 baskets (comprising 700,000 shares) during the third quarter of the year ending December 31, 2018. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2018:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
7/1/18 to 7/31/18	150,000	$20.56
8/1/18 to 8/31/18	450,000	$20.62
9/1/18 to 9/30/18	100,000	$22.10
Total	700,000

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

Date: November 8, 2018

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 8, 2018

