Form 10-K
period 2018-12-31
United States Brent Oil Fund, LP
filed 2019-03-13
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2018.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒   Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒   Yes   ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2018 was: $105,355,000.

The registrant had 5,100,000 outstanding shares as of March 11, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

UNITED STATES BRENT OIL FUND, LP

Part I

Item 1. Business.

What is BNO?

The United States Brent Oil Fund, LP (“BNO”) is a Delaware limited partnership organized on September 2, 2009. BNO maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. BNO is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). It operates pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil called the “Benchmark Futures Contract”, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. The Benchmark Futures Contract is the futures contract on Brent crude oil as traded on the Ice Futures Europe Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. BNO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of Brent crude oil, nor is BNO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO’s shares began trading on June 2, 2010. USCF is the general partner of BNO and is responsible for the management of BNO.

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG (“Concierge”). Mr. Nicholas D. Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended. USCF Advisers LLC serves as the investment adviser for the USCF SummerHaven SHPEN Index Fund (“BUYN”), the USCF SummerHaven SHPEI Index Fund (“BUY”) and USCF SummerHaven Dynamic Commodity Index Total ReturnSM (SDCI”), each a series of the USCF ETF Trust as well as the USCF Commodity Strategy Fund, a series of the USCF Mutual Funds Trust. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). USCF Advisers LLC was also the investment adviser for the Stock Split Index Fund (“TOFR”) and the USCF Restaurant Leaders Fund (“MENU”), each a series of the USCF ETF Trust, until October 2017 when both funds liquidated all of their assets and distributed cash pro rata to all remaining shareholders. The Board of Trustees for USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), the United States Diesel-Heating Oil Fund, LP (“UHN”), the United States Short Oil Fund, LP (“DNO”), the United States 12 Month Natural Gas Fund, LP (“UNL”) and the United States Brent Oil Fund, LP (“BNO”). USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”), and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. UCCO was in registration and had not commenced operations. UCCO filed to withdraw from registration on December 19, 2018.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

On August 7, 2018, the Board of Directors of USCF authorized and approved the closing and liquidation for each of USAG, DNO and UHN together with a plan of liquidation for each of USAG, DNO and UHN. Each of the United States Commodity Index Funds Trust (“USCIFT”), of which USAG is a series, DNO and UHN filed a current report on Form 8-K dated August 8, 2018 with the U.S. Securities and Exchange Commission (“SEC”) that included, as an exhibit, the press release, the applicable plan of liquidation, and, in the case of DNO and UHN, a copy of the notice of required withdrawal from the limited partnership sent to shareholders. In addition, each of USAG, DNO and UHN filed a prospectus supplement with the SEC dated August 8, 2018.

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

All funds listed previously, other than DNO, UHN and USAG, are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in BNO may call 1-800-920-0259 or visit www.uscfinvestments.com or the SEC’s website at www.sec.gov.

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

The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the Benchmark Futures Contract, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. The Benchmark Futures Contract is the futures contract on Brent crude oil as traded on Ice Futures that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. BNO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of Brent crude oil, nor is BNO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. BNO may invest in interests other than the Benchmark Futures Contract to comply with accountability levels and position limits. For a detailed discussion of accountability levels and position limits, see “Item 1. Business – What are Futures Contracts?” below in this annual report on Form 10-K.

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

Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by BNO is not) may hold, own or control. These levels and position limits apply to the futures contracts that BNO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for net long or short positions at any one time in the NYMEX Contract for light, sweet crude oil Futures Contracts is 20,000 net future contracts. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If BNO and the Related Public Funds exceed this accountability level for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. There are no specific position accountability levels or limits, nor are there are any maximum daily price fluctuation limits for the ICE Brent Crude Oil (physically settled) futures contract. BNO did not exceed accountability levels of the NYMEX or ICE Futures during the year ended December 31, 2018. As of December 31, 2018, BNO held 1,368 Futures Contracts for Brent crude oil traded on the ICE Futures. BNO did not hold any Futures Contracts traded on exchanges other than ICE as of December 31, 2018.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2018, BNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

Who are the Service Providers?

In its capacity as the Custodian for BNO, BBH&Co. holds BNO’s Treasuries, cash and/or cash equivalents pursuant to a custodial agreement. BBH&Co. is also the registrar and transfer agent for the shares. In addition, in its capacity as Administrator for BNO, BBH&Co. performs certain administrative and accounting services for BNO and prepares certain SEC, NFA and CFTC reports on behalf of BNO. USCF pays BBH&Co.’s fees for these services.

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

RBC Capital is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RBC Capital’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RBC Capital with respect to issues raised in various investigations. RBC Capital complies fully with its regulators in all investigations being conducted and in all settlements it reaches. In addition, RBC Capital is and has been subject to a variety of civil legal claims in various jurisdictions, a variety of settlement agreements and a variety of orders, awards and judgments made against it by courts and tribunals, both in regard to such claims and investigations. RBC Capital complies fully with all settlements it reaches and all orders, awards and judgments made against it.

RBC Capital has been named as a defendant in various legal actions, including arbitrations, class actions and other litigation including those described below, arising in connection with its activities. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. RBC Capital is also involved, in other reviews, investigations and proceedings (both formal and informal) by governmental and self-regulatory agencies regarding RBC Capital’s business, including among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

RBC Capital contests liability and/or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations and proceedings are in the early stages, RBC Capital cannot predict the loss or range of loss, if any, related to such matters; how or if such matters will be resolved; when they will ultimately be resolved; or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, RBC Capital believes, based on current knowledge and after consultation with counsel, that the outcome of such pending matters will not have a material adverse effect on the consolidated financial condition of RBC Capital.

On April 27, 2017, pursuant to an offer of settlement, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that RBC Capital engaged in EFRP transactions which failed to satisfy the Rules of the Chicago Board of Trade (the “Exchange”) in one or more ways. Specifically, the Panel found that RBC Capital traders entered into EFRP trades in which RBC Capital accounts were on both sides of the transactions. While the purpose of the transactions was to transfer positions between the RBC Capital accounts, the Panel found that the manner in which the trades occurred violated the Exchange’s prohibition on wash trades. The Panel found that RBC Capital thereby violated CBOT Rules 534 and (legacy) 538.B. and C. In accordance with the settlement offer, the Panel ordered RBC Capital to pay a $175,000 fine.

On June 18, 2015, in connection with the Municipalities Continuing Disclosure Cooperation initiative of the SEC, the SEC commenced and settled an administrative proceeding against RBC Capital for willful violations of Sections 17(a)(2) of the Securities Act of 1933, as amended (“1933 Act”) after the firm self-reported instances in which it conducted inadequate due diligence in certain municipal securities offerings and as a result, failed to form a reasonable basis for believing the truthfulness of certain material representations in official statements issued in connection with those offerings. RBC Capital paid a fine of $500,000.

RBC Capital and certain affiliates were named as defendants in a lawsuit relating to their role in transactions involving investments made by a number of Wisconsin school districts in certain collateralized debt obligations. These transactions were also the subject of a regulatory investigation, which was resolved in 2011. RBC Capital reached a final settlement with all parties in the civil litigation, and the civil action against RBC Capital was dismissed with prejudice on December 6, 2016.

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions, one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs, and an action filed in Israel remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals are being appealed.

Various regulators and competition and enforcement authorities around the world, including in Canada, the United Kingdom, and the U.S., are conducting investigations related to certain past submissions made by panel banks in connection with the setting of the U.S. dollar London interbank offered rate (“LIBOR”). These investigations focus on allegations of collusion between the banks that were on the panel to make submissions for certain LIBOR rates. Royal Bank of Canada, RBC Capital’s indirect parent, is a member of certain LIBOR panels, including the U.S. dollar LIBOR panel, and has in the past been the subject of regulatory requests for information. In addition, Royal Bank of Canada and other U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. The complaints in those private lawsuits assert claims against us and other panel banks under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. On February 28, 2018, the motion by the plaintiffs in the class action lawsuits to have the class certified was denied in relation to Royal Bank of Canada. As such, unless that ruling is reversed on appeal, Royal Bank of Canada is no longer a defendant in any pending class action. Royal Bank of Canada is still a party to the various individual LIBOR actions. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

Thornburg Mortgage Inc. (now known as “TMST”) and RBC Capital were parties to a master repurchase agreement executed in September 2003 whereby TMST financed its purchase of residential mortgage-backed securities. Upon TMST’s default during the financial crisis, RBC Capital valued TMST’s collateral at allegedly deflated prices. After TMST’s bankruptcy filing, TMST’s trustee brought suit against RBC Capital in 2011 for breach of contract. In 2015, TMST was awarded more than $45 million in damages. RBC Capital has appealed. The appeals court set a briefing schedule and simultaneously ordered the parties to participate in a mediation. The parties subsequently reached an agreement to settle the matter; a motion to approve the settlement was filed with the bankruptcy court on January 10, 2016 and granted on February 27, 2017.

On October 14, 2014, the Delaware Court of Chancery (the “Court of Chancery”) in a class action brought by former shareholders of Rural/Metro Corporation, held RBC Capital liable for aiding and abetting a breach of fiduciary duty by three Rural/Metro directors, but did not make an additional award for attorney’s fees. A final judgment was entered on February 19, 2015 in the amount of US$93 million plus post judgment interest. RBC Capital appealed the Court of Chancery’s determination of liability and quantum of damages, and the plaintiffs cross-appealed the ruling on additional attorneys’ fees. On November 30, 2015, the Delaware Supreme Court affirmed the Court of Chancery with respect to both the appeal and cross-appeal. RBC Capital is cooperating with an investigation by the SEC relating to this matter. In particular, the SEC contended that RBC Capital caused materially false and misleading information to be included in the proxy statement that Rural filed to solicit shareholder approval for the sale in violation of section 14(A) of the Exchange Act and Rule 14A-9 thereunder. On August 31, 2016, RBC Capital was ordered by the SEC to cease and desist and paid $500,000 in disgorgement, plus interest of $77,759 and a civil penalty of $2 million.

Please see RBC Capital’s Form BD, which is available on the FINRA BrokerCheck program, for more details.

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

Currently, USCF does not employ commodity trading advisors for trading of BNO contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI and CPER. If, in the future, USCF does employ commodity trading advisors for BNO, it will choose each advisor based on arm’s-length negotiations and will consider the advisor’s experience, fees and reputation.

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

Fees and Compensation Arrangements between BNO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by BNO
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(3)	BNO pays this compensation.

Expenses Paid or Accrued by BNO from Inception through December 31, 2018 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$4,345,042
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$639,745
Other Amounts Paid or Accrued(4):	$1,573,616
Total Expenses Paid or Accrued:	$6,558,403
Expenses Waived (5):	$(1,233,138)
Total Expenses Paid or Accrued Excluding Expenses Waived (5):	$5,325,265

(4)	Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(5)	USCF paid certain expenses typically borne by BNO on a discretionary basis, to the extent that such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to pay such expenses in subsequent periods.

Expenses Paid or Accrued by BNO from Inception through December 31, 2018 as a Percentage of Average Daily Net Assets:

Expenses:	Amount as a Percentage of Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid or Accrued(6):	0.27% annualized
Total Expenses Paid or Accrued:	1.13% annualized
Expenses Waived (7):	(0.21)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived (7):	0.92% annualized

(6)	Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.
(7)	USCF paid certain expenses typically borne by BNO on a discretionary basis, to the extent that such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to pay such expenses in subsequent periods.
13

Other Fees. BNO also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $111,160 for the fiscal year ended December 31, 2018. In addition, BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2018 were $521,689 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2018 was $15,970.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of BNO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by BNO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay BNO a transaction fee of $350 for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. Authorized Participants who make deposits with BNO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either BNO or USCF, and no such person will have any obligation or responsibility to USCF or BNO to effect any sale or resale of shares. As of December 31, 2018, 10 Authorized Participants had entered into agreements with USCF on behalf of BNO. During the year ended December 31, 2018, BNO issued 41 Creation Baskets and redeemed 48 Redemption Baskets.

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

The offer and sale of shares of BNO, as well as shares of each Related Public Fund, is registered under the Securities Act. BNO and the Related Public Funds are subject to the requirements of the Securities Act, the Exchange Act and the rules and regulations adopted thereunder as administered by the SEC. Firms' participation in the distribution of shares is regulated as described above, as well as by the self-regulatory association, FINRA.

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

USCF owns trademark registrations for USCF (and Design) (U.S. Reg. No. 5127374) for “fund investment services,” in use since April 10, 2016, USCF (U.S. Reg No. 5040755) for “fund investment services,” in use since June 24, 2008, USCF UNITED STATES COMMODITY FUNDS LLC & Design (U.S. Reg. No. 4304004) for “fund investment services,” in use since June 24, 2008, and INVEST IN WHAT’S REAL (U.S. Reg. No. 5450808) for “fund investment services,” in use since April 2016. USCF relies upon these trademarks and service mark through which it markets its services and strives to build and maintain brand recognition in the market and among current and potential investors. So long as USCF continues to use these trademarks to identify its services, without challenge from any third party, and properly maintains and renews the trademark registrations under applicable laws, rules and regulations; it will continue to have indefinite protection for these trademarks under current laws, rules and regulations. USCF has been granted two patents Nos. 7,739,186 and 8,019,675, for systems and methods for an exchange traded fund (ETF) that tracks the price of one or more commodities.

Item 1A. Risk Factors.

The following risk factors should be read in connection with the other information included in this annual report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations and BNO’s financial statements and the related notes.

BNO’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of Brent crude oil, as measured by the daily percentage changes in the price of the Benchmark Futures Contract, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. BNO’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in Brent crude oil and to hedge against movements in the spot price of Brent crude oil. An investment in BNO involves investment risk similar to a direct investment in Futures Contracts and Other Crude Oil-Related Investments, and correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of Brent crude oil. In addition to investment risk and correlation risk, an investment in BNO involves tax risks, OTC risks, and other risks.

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

Other Brent crude oil supply-related factors. Brent crude oil prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of Brent crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the Organization of Petroleum Exporting Countries (“OPEC”) production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn may affect the supply of and demand for oil.

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

Because USCF anticipates it will “roll” BNO’s positions in Crude Oil Interests, it may be subject to the potential negative impact from rolling futures positions.

USCF anticipates it will “roll” BNO’s positions in Crude Oil Interests and, as a result, is subject to risks related to rolling. The contractual obligations of a buyer or seller holding a futures contract to expiration may generally be satisfied by settling in cash as designated in the contract specifications. Alternatively, futures contracts may be closed out prior to expiration by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of settlement. Once this date is reached, the futures contract “expires.” As the futures contracts held by BNO near expiration, they are generally closed out and replaced by contracts with a later expiration. This process is referred to as “rolling.” BNO does not intend to hold futures contracts through expiration, but instead to “roll” its positions.

When the market for these contracts is such that the prices are higher in the more distant delivery months than in the nearer delivery months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is lower than the price of the more distant contract. This pattern of higher futures prices for longer expiration futures contracts is often referred to as “contango.” Alternatively, when the market for these contracts is such that the prices are higher in the nearer months than in the more distant months, the sale during the course of the “rolling process” of the more nearby contract would take place at a price that is higher than the price of the more distant contract. This pattern of higher futures prices for shorter expiration futures contracts is referred to as “backwardation.”

The presence of contango in certain futures contracts at the time of rolling would be expected to adversely affect BNO’s long positions, and positively affect BNO’s short positions. Similarly, the presence of backwardation in certain futures contracts at the time of rolling such contracts would be expected to adversely affect BNO’s short positions and positively affect BNO’s long positions.

There have been extended periods in which contango or backwardation has existed in the futures contract markets for various types of futures contracts, and such periods can be expected to occur in the future. These extended periods have in the past and can in the future cause significant losses for BNO, and the periods can have as much or more impact over time than movements in the level of BNO’s Benchmark Futures Contract.

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

Historical performance of BNO and the Benchmark Futures Contract is not indicative of future performance.

Past performance of BNO or the Benchmark Futures Contract is not necessarily indicative of future results. Therefore, past performance of BNO or the Benchmark Futures Contract should not be relied upon in deciding whether to buy shares of BNO.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and for taxable periods beginning after December 31, 2017, BNO could be liable for U.S. Federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by BNO in allocating those items, with potential adverse consequences for an investor.

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

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, each of whom are executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber along with certain family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and BNO, including their regulatory obligations.

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

BNO is subject to extensive regulatory reporting and compliance.

BNO is subject to a comprehensive scheme of regulation under the federal commodities and securities laws. BNO could be subject to sanctions for a failure to comply with those requirements, which could adversely affect its financial performance (in the case of financial penalties) or ability to pursue its investment objective (in the case of a limitation on its ability to trade).

Because BNO’s shares are publicly traded, BNO is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC and NYSE Arca and these authorities have continued to develop additional regulations or interpretations of existing regulations. BNO’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

BNO is responsible for establishing and maintaining adequate internal control over financial reporting. BNO’s internal control system is designed to provide reasonable assurance to its management regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective may provide only reasonable assurance with respect to financial statement preparation and presentation.

Regulatory changes or actions, including the implementation of new legislation is impossible to predict but may significantly and adversely affect BNO.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. In addition, the CFTC and futures exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Regulation of commodity interest transactions in the United States is a rapidly changing area of law and is subject to ongoing modification by governmental and judicial action. Considerable regulatory attention has been focused on non-traditional investment pools that are publicly distributed in the United States. In addition, the SEC, CFTC and the exchanges are authorized to take extraordinary actions in the event of a market emergency, including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. Further, various national governments outside of the United States have expressed concern regarding the disruptive effects of speculative trading in the energy markets and the need to regulate the derivatives markets in general. The effect of any future regulatory change on BNO is impossible to predict, but it could be substantial and adverse. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on BNO, please see “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K.

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

The Fund may potentially lose money on its holdings of money market mutual funds.

The SEC adopted amendments to Rule 2a-7 under the 1940 Act which became effective in 2016, to reform money market funds (“MMFs”). While the new rule applies only to MMFs, it may indirectly affect institutional investors such as BNO. A portion of BNO's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. BNO does not hold any non-government MMFs and, particularly in light of recent changes to the rule governing the operation of MMFs, does not anticipate investing in any non-government MMFs. However, if BNO invests in other types of MMFs besides government MMFs in the future, BNO could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and BNO may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. BNO cannot rely on or expect a government money market fund’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund’s $1.00 share price. The credit quality of a government money market fund’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund’s share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

As of December 31, 2018, BNO had approximately 13,844 holders of shares.

Dividends

BNO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 13 baskets (comprising 650,000 shares) and 48 baskets (comprising 2,400,000 shares) for the three and twelve months ended December 31, 2018, respectively. Monthly redemptions for the last three months are detailed below.

Period	Total Number of Shares Redeemed	Average Price Per Share
10/1/18 to 10/31/18	300,000	$21.78
11/1/18 to 11/30/18	200,000	$20.65
12/1/18 to 12/31/18	150,000	$15.41
Total	650,000

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2018, 2017, 2016, 2015 and 2014)

(Dollar amounts in 000’s except for per share information)

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
Total assets	$73,869	$98,458	$113,999	$82,661	$41,559
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$(16,129)	$15,387	$37,467	$(43,021)	$(26,154)
Net income (loss)	$(15,190)	$15,451	$37,005	$(43,645)	$(26,452)
Weighted average limited partnership shares	4,836,438	6,888,630	8,243,989	4,836,438	984,795
Net income (loss) per share	$(3.00)	$2.48	$3.48	$(10.17)	$(21.42)
Net income (loss) per weighted average share	$(3.14)	$2.24	$4.49	$(9.02)	$(26.86)
Cash and cash equivalents at end of year	$62,640	$78,344	$103,167	$67,996	$36,409

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil called the “Benchmark Futures Contract”, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. The Benchmark Futures Contract is the futures contract on Brent crude oil as traded on the Ice Futures Europe Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven downward trend during the year ended December 31, 2018. The price of the Benchmark Futures Contract started the year at $66.87 per barrel. The high of the year was on October 3, 2018 when the price reached $86.29 per barrel. The low of the year was on December 24, 2018 when the price dropped to $50.770 per barrel. The year ended with the Benchmark Futures Contract at $53.80 per barrel, a decrease of approximately (19.55)% over the year. BNO’s per share NAV began the year at $18.18 and ended the year at $15.18 on December 31, 2018, a decrease of approximately (16.50)% over the year. BNO’s per share NAV reached its high for the year on October 3, 2018 at $24.28 and reached its low for the year on December 24, 2018 at $14.32. The Benchmark Futures Contract prices listed above began with the March 2018 contracts and ended with the March 2019 contracts. The decrease of approximately (19.55)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO's Benchmark.”

During the year ended December 31, 2018, the Brent crude oil futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is typically lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is typically higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split units. Immediately prior to the forward share split, there were 450,000 units of BNO issued and outstanding, representing a per share NAV of $89.92. After the forward share split, the number of issued and outstanding units of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of December 31, 2018, BNO had issued 24,550,000 shares, 4,850,000 of which were outstanding. As of December 31, 2018, there were 25,900,000 shares registered but not yet issued.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2018, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, and Virtu Financial BD LLC.

For the Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017; and for the Year Ended December 31, 2017, Compared to the Year Ended December 31, 2016

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Per share net asset value, end of year	$15.18	$18.18	$15.70
Average daily total net assets	$96,244,841	$100,871,878	$111,022,270
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,693,070	$828,656	$357,219
Annualized yield based on average daily total net assets	1.76%	0.82%	0.32%
Management fee	$721,836	$756,539	$832,667
Total fees and other expenses excluding management fees	$226,010	$482,740	$356,629
Total amount of the expense waiver	$81,642	$331,433	$190,095
Expenses before allowance for the expense waiver	$947,846	$1,239,279	$1,189,296
Expenses after allowance for the expense waiver	$866,204	$907,846	$999,201
Total commissions accrued to brokers	$98,880	$132,707	$165,409
Total commissions as annualized percentage of average total net assets	0.10%	0.13%	0.15%
Commissions accrued as a result of rebalancing	$95,188	$127,847	$160,817
Percentage of commissions accrued as a result of rebalancing	96.27%	96.34%	97.22%
Commissions accrued as a result of creation and redemption activity	$3,692	$4,860	$4,592
Percentage of commissions accrued as a result of creation and redemption activity	3.73%	3.66%	2.78%

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

The decrease in the per share NAV for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to lower prices for Brent crude oil and the related decrease in the value of the Crude Oil Futures Contracts in which BNO held and traded; and the increase in the per share NAV for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to higher prices for Brent crude oil and the related increase in the value of the Crude Oil Futures Contracts in which BNO held and traded.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and were higher during the year ended December 31, 2017, compared to the year ended December 31, 2016. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the year ended December 31, 2018, compared to the year ended December 31, 2017; and was higher during the year ended December 31, 2017 compared to the year ended December 31, 2016. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2018, compared to the year ended December 31, 2017 was due primarily to BNO’s smaller size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to an increase in Professional Fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a lower number of futures contracts being held and traded; and the decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to lower number of futures contracts being held and traded.

For the Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017; and for the Three Months Ended December 31, 2017 Compared to the Three Months Ended December 31, 2016

	For the three months ended December 31, 2018	For the three months ended December 31, 2017	For the three months ended December 31, 2016
Per share net asset value, end of period	$15.18	$18.18	$15.70
Average daily total net assets	$92,693,150	$96,931,038	$113,285,999
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$497,612	$267,476	$108,107
Annualized yield based on average daily total net assets	2.13%	1.09%	0.38%
Management fee	$175,228	$183,239	$213,572
Total fees and other expenses excluding management fees	$38,875	$117,651	$93,467
Total amount of the expense waiver	$3,584	$81,105	$50,753
Expenses before allowance for the expense waiver	$214,103	$300,890	$307,039
Expenses after allowance for the expense waiver	$210,519	$219,785	$256,286
Total commissions accrued to brokers	$25,797	$29,184	$34,739
Total commissions as annualized percentage of average total net assets	0.11%	0.12%	0.12%
Commissions accrued as a result of rebalancing	$24,769	$28,405	$33,315
Percentage of commissions accrued as a result of rebalancing	96.02%	97.33%	95.90%
Commissions accrued as a result of creation and redemption activity	$1,028	$779	$1,424
Percentage of commissions accrued as a result of creation and redemption activity	3.98%	2.67%	4.10%

The decrease in the per share NAV for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to lower prices for Brent crude oil and the related decrease in the value of the Crude Oil Futures Contracts in which BNO held and traded; and the increase in the per share NAV for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to higher prices for Brent crude oil and the related increase in the value of the Crude Oil Futures Contracts in which BNO held and traded.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017; and were higher during the three months ended December 31, 2017, compared to the three months ended December 31, 2016. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the three months ended December 31, 2018, compared to the three months ended December 31, 2017; and was higher during the three months ended December 31, 2017 compared to the three months ended December 31, 2016. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended December 31, 2018, compared to the three months ended December 31, 2017 was due primarily to BNO’s smaller size as measured by total net assets; and the increase in total fees and other expenses excluding management fees for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to an increase in Professional Fees.

The decrease in total commissions accrued to brokers for the three months ended December 31, 2018, compared to the three months ended December 31, 2017, was due primarily to a lower number of Crude Oil Futures Contracts being held and traded; and the decrease in total commissions accrued to brokers for the three months ended December 31, 2017, compared to the three months ended December 31, 2016, was due primarily to lower number of Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2018, the simple average daily change in the Benchmark Futures Contract was (0.650)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.645)%. The average daily difference was 0.005% (or 0.5 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 4.969%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2018, the last trading day in December. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2018.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to December 31, 2018, the simple average daily change in the Benchmark Futures Contract was (0.002)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.005)%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.718)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

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

For the year ended December 31, 2018, the actual total return of BNO as measured by changes in its per share NAV was (16.50)%. This is based on an initial per share NAV of $18.18 as of December 31, 2017 and an ending per share NAV as of December 31, 2018 of $15.18. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $15.05 as of December 31, 2018, for a total return over the relevant time period of (17.22)%. The difference between the actual per share NAV total return of BNO of (16.50)% and the expected total return based on the Benchmark Futures Contract of (17.22)% was an error over the time period of 0.72%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2017, the actual total return of BNO as measured by changes in its per share NAV was 15.80%. This was based on an initial per share NAV of $15.70 as of December 31, 2016 and an ending per share NAV as of December 31, 2017 of $18.18. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $18.20 as of December 31, 2017, for a total return over the relevant time period of 15.92%. The difference between the actual per share NAV total return of BNO of 15.80% and the expected total return based on the Benchmark Futures Contract of 15.92% was an error over the time period of (0.12)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2016, the actual total return of BNO as measured by changes in its per share NAV was 28.48%. This was based on an initial per share NAV of $12.22 on December 31, 2015 and an ending per share NAV as of December 31, 2016 of $15.70. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $15.97 as of December 31, 2016, for a total return over the relevant time period of 30.69%. The difference between the actual per share NAV total return of BNO of 28.48% and the expected total return based on the Benchmark Futures Contract of 30.69% was an error over the time period of (2.21)%, which is to say that BNO's actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO's ability to accurately track its Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2018, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO's attempt to track the Benchmark Futures Contract over time.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2018. Interest payments, and any other income, were retained within the portfolio and added to BNO's NAV. When this income exceeds the level of BNO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. However, it is anticipated that fees and expenses paid by BNO may continue to be lower than interest earned by BNO. As such, USCF anticipates that BNO will continue to outperform its benchmark until such a time when interest earned at least equals or declines below the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2018, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2008 and December 31, 2018. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place roughly as often as contango since oil futures trading started in 1982. In recent years, Brent crude oil markets were in backwardation as global oil inventories declined significantly. If recent cuts by the Organization of the Petroleum Exporting Countries (“OPEC”) in oil production have their intended effect on the Brent crude oil futures market, then such a decline may continue into 2019.

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

Brent Crude Oil Market. During the year ended December 31, 2018 Brent crude oil price have traded in a range between $52 to $86. Brent crude rose over 26% from the end of 2017 through October 3, 2018 before declining $32.00 to end the year down 24.84%. During the fourth quarter of 2018, global crude oil inventories began rising again after a multi-year decline from historic surpluses. For example, U.S. crude storage was 1% higher than a year ago, and 7% higher than the five-year average level. However, U.S. storage levels are still almost 18% lower than the all-time high set in 2017. During the fourth quarter of 2018, prices fell 38.01% from $73.25 to $45.41. The drastic price reversal in the fourth quarter of 2018 occurred as U.S. production grew by 600,000 barrels per day, to total output of 11,700,000 barrels per day by December 31, 2018. Simultaneously, OPEC nations, particularly Saudi Arabia, reduced over-compliance with previously agreed upon supply cuts to avoid an overheated market. OPEC, which was under pressure from the U.S. and anticipating significant supply coming off the market once Iran sanctions took effect, sought to prevent undersupply. Instead, when the U.S. granted sanction waivers to a number of nations, OPEC discovered that it had inadvertently contributed to oversupply and was forced to reverse course at their semi-annual meeting in late November 2018. The announced cuts in production did not have a noticeable effect during the last month of 2018 and oil market participants were bearish given turmoil in equity markets, ongoing trade conflicts between the U.S. and China, and an impending U.S. government shutdown. As OPEC’s cuts begin to work their way into weekly data, and assuming global economic growth continues, crude oil prices are likely to rise in 2019.

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

For the ten-year time period between December 31, 2008 and December 31, 2018, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds and limited to little correlation with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE			Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Heating	Brent
December 31, 2008 – December 31, 2018*	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.252)	0.962	0.385	0.333	0.365	0.367
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.255)	(0.347)	(0.312)	(0.294)	(0.336)
Global Equities (FTSE World Index)			1.000	0.446	0.381	0.410	0.433
Crude Oil (WTI)				1.000	0.632	0.761	0.911
Unleaded Gasoline					1.000	0.672	0.702
Diesel-Heating Oil						1.000	0.031
Brent Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended December 31, 2018, movement of Brent crude oil was somewhat correlated with the movements of diesel-heating oil. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited little to no correlation with large cap U.S. equities, U.S. government bonds, global equities and negative correlation to diesel-heating oil.

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE			Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Heating	Brent
12 Months ended December 31, 2018*	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.076)	0.960	0.198	0.307	0.082	0.145
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.217)	(0.329)	(0.066)	(0.125)	(0.230)
Global Equities (FTSE World Index)			1.000	0.270	0.385	0.146	0.193
Crude Oil (WTI)				1.000	0.834	0.844	0.929
Unleaded Gasoline					1.000	0.798	0.860
Diesel-Heating Oil						1.000	(0.659)
Brent Oil							1.000

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

USCF has evaluated the nature and types of estimates that it makes in preparing BNO's financial statements and related disclosures and has determined that the valuation of its investments, which are not traded on a United States or internationally recognized futures exchange (such as forward contracts and OTC swaps) involves a critical accounting policy. The values which are used by BNO for its Futures Contracts are provided by its commodity broker who uses market prices when available, while OTC swaps are valued based on the present value of estimated future cash flows that would be received from or paid to a third party in settlement of these derivative contracts prior to their delivery date and valued on a daily basis. In addition, BNO estimates interest and dividend income on a daily basis using prevailing rates earned on its cash and cash equivalents. These estimates are adjusted to the actual amount received on a monthly basis and the difference, if any, is not considered material.

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO's account at its custodian bank and in Treasuries at the FCM. Income received from BNO's investments in money market funds and Treasuries is paid to BNO. During the year ended December 31, 2018, BNO's expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2017, BNO's expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, BNO's NAV will be negatively impacted.

BNO's investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2018, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. FCMs are not allowed to commingle BNO's assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account BNO's assets related to foreign Futures Contracts trading.

In the future, BNO may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2018, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $80,057,642 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2018, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO's financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of December 31, 2018 and has no direct exposure to European sovereign debt as of the filing of this annual report on Form 10-K.

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

USCF agreed to pay the start-up costs associated with the formation of BNO, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of BNO and its shares with the SEC, FINRA and NYSE Arca (formerly, American Stock Exchange), respectively. However, since BNO’s initial offering of shares, offering costs incurred in connection with registering and listing additional shares of BNO have been directly borne on an ongoing basis by BNO, and not by USCF.

USCF pays the fees of the Marketing Agent and the fees of BBH&Co., as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of BNO's financial statements and its SEC, NFA and CFTC reports. BNO pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has paid certain expenses normally borne by BNO on a discretionary basis where such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2018, BNO's portfolio consisted of 1,368 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of December 31, 2018, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO's current holdings, please see BNO's website at www.uscfinvestments.com.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Commodity Price Risk.

BNO is exposed to commodity price risk. In particular, BNO is exposed to Brent crude oil price risk through its holdings of Futures Contracts together with any other derivatives in which it may invest, which are discussed below. As a result, fluctuations in the value of the Futures Contracts that BNO holds in its portfolio, as described in “Contractual Obligations" under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" above, are expected to directly affect the value of BNO's shares.

OTC Contract Risk

BNO may purchase OTC Crude Oil Interests, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

Item 8. Financial Statements and Supplementary Data.

United States Brent Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of BNO's internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2018, BNO's internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Brent Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Brent Oil Fund, LP (the “Fund”) as of December 31, 2018 and 2017, including the schedule of investments as of December 31, 2018 and 2017, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Brent Oil Fund, LP as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Denver, Colorado

March 13, 2019

United States Brent Oil Fund, LP

Statements of Financial Condition

At December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents (at cost $62,639,874 and $78,344,087, respectively) (Notes 2 and 5)	$62,639,874	$78,344,087
Equity in trading accounts:
Cash and cash equivalents (at cost $17,417,768 and $14,167,416, respectively)	17,417,768	14,167,416
Unrealized gain (loss) on open commodity futures contracts	(6,289,510)	5,587,910
Receivable from General Partner (Note 3)	81,642	331,433
Dividends receivable	17,812	16,991
Interest receivable	1,387	9,575
ETF transaction fees receivable	—	350

Total assets	$73,868,973	$98,457,762

Liabilities and Partners' Capital
Payable for shares redeemed	$—	$3,597,840
General Partner management fees payable (Note 3)	50,008	61,483
Professional fees payable	190,142	243,122
Brokerage commissions payable	2,816	5,316
Directors' fees and insurance payable	1,379	1,128

Total liabilities	244,345	3,908,889

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	73,624,628	94,548,873
Total Partners' Capital	73,624,628	94,548,873

Total liabilities and partners' capital	$73,868,973	$98,457,762

Limited Partners' shares outstanding	4,850,000	5,200,000
Net asset value per share	$15.18	$18.18
Market value per share	$15.33	$18.10

See accompanying notes to financial statements.

United States Brent Oil Fund, LP
Schedule of Investments
At December 31, 2018

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO March 2019 contracts, expiring January 2019*	$79,887,910	1,368	$(6,289,510)	(8.54)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.10%, 1/03/2019	$3,000,000	$2,999,654	4.07
2.10%, 1/10/2019	3,000,000	2,998,440	4.07
2.13%, 1/17/2019	3,000,000	2,997,187	4.07
2.15%, 1/24/2019	3,000,000	2,995,927	4.07
2.18%, 1/31/2019	3,000,000	2,994,612	4.07
2.20%, 2/07/2019	2,000,000	1,995,529	2.71
2.19%, 2/14/2019	2,000,000	1,994,696	2.71
2.20%, 2/21/2019	2,000,000	1,993,823	2.71
2.24%, 2/28/2019	3,000,000	2,989,294	4.06
2.38%, 3/07/2019	2,000,000	1,991,496	2.71
2.28%, 3/14/2019	2,000,000	1,990,980	2.70
2.33%, 3/21/2019	2,000,000	1,989,906	2.70
2.34%, 3/28/2019	3,000,000	2,983,445	4.05
2.37%, 4/04/2019	3,000,000	2,981,826	4.05
2.41%, 4/11/2019	3,000,000	2,980,125	4.05
2.42%, 4/18/2019	3,000,000	2,978,645	4.05
2.43%, 4/25/2019	3,000,000	2,977,200	4.04
2.46%, 5/02/2019	2,000,000	1,983,699	2.69
2.47%, 5/09/2019	2,000,000	1,982,684	2.69
2.48%, 5/16/2019	1,000,000	990,813	1.35
2.50%, 5/23/2019	2,000,000	1,980,554	2.69
2.49%, 5/30/2019	2,000,000	1,979,657	2.69
2.51%, 6/06/2019	2,000,000	1,978,550	2.69
2.51%, 6/13/2019	3,000,000	2,966,313	4.03
2.49%, 6/20/2019	2,000,000	1,976,767	2.69
2.49%, 6/27/2019	1,000,000	987,905	1.34
Total Treasury Obligations		61,659,727	83.75

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	150,000	150,000	0.20
Goldman Sachs Financial Square Funds - Government Fund - Class FS	5,000,000	5,000,000	6.79
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	800,000	800,000	1.09
Total Money Market Funds		5,950,000	8.08
Total Cash Equivalents		$67,609,727	91.83

*	Collateral amounted to $17,417,768 on open futures contracts.

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

United States Brent Oil Fund, LP

Statements of Operations

For the years ended December 31, 2018, 2017 and 2016

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(4,153,140)	$12,264,400	$27,857,540
Change in unrealized gain (loss) on open futures contracts	(11,877,420)	3,255,030	9,775,220
Dividend income	408,899	173,888	66,811
Interest income*	1,284,171	654,768	290,408
ETF transaction fees	13,300	10,850	14,350

Total income (loss)	(14,324,190)	16,358,936	38,004,329

Expenses
General Partner management fees (Note 3)	721,836	756,539	832,667
Professional fees	111,160	336,708	179,655
Brokerage commissions	98,880	132,707	165,409
Directors' fees and insurance	15,970	13,325	11,565

Total expenses	947,846	1,239,279	1,189,296

Expense waiver (Note 3)	(81,642)	(331,433)	(190,095)

Net expenses	866,204	907,846	999,201

Net income (loss)	$(15,190,394)	$15,451,090	$37,005,128
Net income (loss) per limited partnership share	$(3.00)	$2.48	$3.48
Net income (loss) per weighted average limited partnership share	$(3.14)	$2.24	$4.49
Weighted average limited partnership shares outstanding	4,836,438	6,888,630	8,243,989

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Changes in Partners' Capital

For the years ended December 31, 2018, 2017 and 2016

	General Partner	Limited Partners	Total

Balances, at December 31, 2015	$—	$82,492,110	$82,492,110
Addition of 3,600,000 partnership shares	—	39,802,240	39,802,240
Redemption of 3,150,000 partnership shares	—	(46,276,406)	(46,276,406)
Net income (loss)	—	37,005,128	37,005,128

Balances, at December 31, 2016	—	113,023,072	113,023,072
Addition of 3,150,000 partnership shares	—	40,082,469	40,082,469
Redemption of 5,150,000 partnership shares	—	(74,007,758)	(74,007,758)
Net income (loss)	—	15,451,090	15,451,090

Balances, at December 31, 2017	—	94,548,873	94,548,873
Addition of 2,050,000 partnership shares	—	41,996,934	41,996,934
Redemption of 2,400,000 partnership shares	—	(47,730,785)	(47,730,785)
Net income (loss)	—	(15,190,394)	(15,190,394)

Balances, at December 31, 2018	$—	$73,624,628	$73,624,628

Net Asset Value Per Share:
At December 31, 2015			$12.22
At December 31, 2016			$15.70
At December 31, 2017			$18.18
At December 31, 2018			$15.18

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2018, 2017 and 2016

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$(15,190,394)	$15,451,090	$37,005,128
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	11,877,420	(3,255,030)	(9,775,220)
(Increase) decrease in receivable from General Partner	249,791	(141,688)	(54,380)
(Increase) decrease in dividends receivable	(821)	(6,613)	(10,339)
(Increase) decrease in interest receivable	8,188	(9,575)	—
(Increase) decrease in ETF transaction fees receivable	350	350	—
Increase (decrease) in General Partner management fees payable	(11,475)	(12,926)	25,134
Increase (decrease) in professional fees payable	(52,980)	135,701	(5,790)
Increase (decrease) in brokerage commissions payable	(2,500)	(1,860)	1,430
Increase (decrease) in directors' fees and insurance payable	251	(56)	523
Net cash provided by (used in) operating activities	(3,122,170)	12,159,393	27,186,486

Cash Flows from Financing Activities:
Addition of partnership shares	41,996,934	40,082,469	41,041,049
Redemption of partnership shares	(51,328,625)	(71,195,236)	(45,491,088)
Net cash provided by (used in) financing activities	(9,331,691)	(31,112,767)	(4,450,039)

Net Increase (Decrease) in Cash and Cash Equivalents	(12,453,861)	(18,953,374)	22,736,447

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	92,511,503	111,464,877	88,728,430
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$80,057,642	$92,511,503	$111,464,877

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$62,639,874	$78,344,087	$103,167,056
Equity in Trading Accounts:
Cash and Cash Equivalents	17,417,768	14,167,416	8,297,821
Total Cash, Cash Equivalents and Equity in Trading Accounts	$80,057,642	$92,511,503	$111,464,877

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2018, 2017 and 2016

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the Benchmark Futures Contract”, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. The Benchmark Futures Contract is the futures contract on Brent crude oil as traded on Ice Futures that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire.

BNO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of Brent crude oil, nor is BNO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of December 31, 2018, BNO held 1,368 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of BNO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007, “UGA” on February 26, 2008 and “UHN” on April 9, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s, UGA’s and UHN’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States Short Oil Fund, LP (“DNO”) and the United States 12 Month Natural Gas Fund, LP (“UNL”), which listed their limited partnership shares on the NYSE Arca under the ticker symbols “DNO” on September 24, 2009 and “UNL” on November 18, 2009, respectively. USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”), the United States Agriculture Index Fund (“USAG”) and the USCF Canadian Crude Oil Index Fund (“UCCO”), each a series of the United States Commodity Index Funds Trust. USCI, CPER and USAG listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010, “CPER” on November 15, 2011 and “USAG” on April 13, 2012, respectively. UCCO was in registration and had not commenced operations. UCCO filed to withdraw from registration on December 19, 2018.

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

All funds listed previously, other than DNO, UHN and USAG, are referred to collectively herein as the “Related Public Funds.”

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of December 31, 2018, BNO had registered a total of 50,000,000 shares.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2018.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

BNO receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in BNO's statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2018.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2018, 2017 and 2016, BNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ended December 31, 2018 were $521,689 for BNO and the Related Public Funds. BNO's portion of such fees and expenses for the year ended December 31, 2018 was $15,970. For the year ended December 31, 2017, these fees and expenses were $536,375 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2017 was $13,325. For the year ended December 31, 2016, these fees and expenses were $582,050 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2016 was $11,565.

Investor Tax Reporting Cost

The fees and expenses associated with BNO's audit expenses and tax accounting and reporting requirements are paid by BNO. These costs were approximately $111,000 for the year ended December 31, 2018, approximately $190,000 for the year ended December 31, 2017 and approximately $174,000 for the year ended December 31, 2016. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2018, USCF waived $81,642 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, BNO entered into a brokerage agreement with RBC to serve as BNO's FCM effective October 10, 2013. The agreement with RBC requires it to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through RBC Capital for BNO's account. In accordance with the agreement, RBC Capital charges BNO commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the Year Ended December 31, 2018	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
Total commissions accrued to brokers	$98,880	$132,707	$165,409
Total commissions as annualized percentage of average total net assets	0.10%	0.13%	0.15%
Commissions accrued as a result of rebalancing	$95,188	$127,847	$160,817
Percentage of commissions accrued as a result of rebalancing	96.27%	96.34%	97.22%
Commissions accrued as a result of creation and redemption activity	$3,692	$4,860	$4,592
Percentage of commissions accrued as a result of creation and redemption activity	3.73%	3.66%	2.78%

The decrease in total commissions accrued to brokers for the year ended December 31, 2018, compared to the year ended December 31, 2017, was due primarily to a lower number of oil futures contracts being held and traded. The decrease in total commissions accrued to brokers for the year ended December 31, 2017, compared to the year ended December 31, 2016, was due primarily to lower number of futures contracts being held and traded. However, there can be no assurance that commission costs and portfolio turnover will not cause commission expenses to rise in future quarters.

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

All of the futures contracts held by BNO through December 31, 2018 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO's cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2018 and December 31, 2017, BNO held investments in money market funds in the amounts of $5,950,000 and $20,000,000, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of December 31, 2018 and December 31, 2017, BNO held cash deposits and investments in Treasuries in the amounts of $74,107,642 and $72,511,503, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2018, 2017 and 2016 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended December 31, 2018	Year ended December 31, 2017	Year ended December 31, 2016
Per Share Operating Performance:
Net asset value, beginning of year	$18.18	$15.70	$12.22
Total income (loss)	(2.82)	2.61	3.60
Net expenses	(0.18)	(0.13)	(0.12)
Net increase (decrease) in net asset value	(3.00)	2.48	3.48
Net asset value, end of year	$15.18	$18.18	$15.70

Total Return	(16.50)%	15.80%	28.48%

Ratios to Average Net Assets
Total income (loss)	(14.88)%	16.22%	34.23%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	0.23%	0.48%	0.32%
Expenses waived	(0.08)%	(0.33)%	(0.17)%
Net expenses excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	(15.78)%	15.32%	33.33%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from BNO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for three-month periods ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	First Quarter 2018	Second Quarter 2018	Third Quarter 2018	Fourth Quarter 2018
Total Income (Loss)	$4,772,682	$14,513,797	$4,932,679	$(38,543,348)
Total Expenses	269,461	237,273	227,009	214,103
Expense Waivers	(59,168)	(18,291)	(599)	(3,584)
Net Expenses	210,293	218,982	226,410	210,519
Net Income (Loss)	$4,562,389	$14,294,815	$4,706,269	$(38,753,867)
Net Income (Loss) per Share	$0.95	$3.08	$1.07	$(8.10)

	First Quarter 2017	Second Quarter 2017	Third Quarter 2017	Fourth Quarter 2017
Total Income (Loss)	$(8,301,247)	$(8,631,948)	$15,602,885	$17,689,246
Total Expenses	358,711	287,274	292,404	300,890
Expense Waivers	(120,259)	(63,219)	(66,850)	(81,105)
Net Expenses	238,452	224,055	225,554	219,785
Net Income (Loss)	$(8,539,699)	$(8,856,003)	$15,377,331	$17,469,461
Net Income (Loss) per Share	$(1.20)	$(1.53)	$2.22	$2.99

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

The following table summarizes the valuation of BNO’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$67,609,727	$67,609,727	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(6,289,510)	(6,289,510)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2017 using the fair value hierarchy:

At December 31, 2017	Total	Level I	Level II	Level III
Short-Term Investments	$82,786,902	$82,786,902	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	5,587,910	5,587,910	—	—

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

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Statements of Financial Condition Location	Fair Value At December 31, 2018	Fair Value At December 31, 2017
Futures - Commodity Contracts	Assets	$(6,289,510)	$5,587,910

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended December 31, 2018		For the year ended December 31, 2017		For the year ended December 31, 2016
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(4,153,140)		$12,264,400		$27,857,540

	Change in unrealized gain (loss) on open positions		$(11,877,420)		$3,255,030		$9,775,220

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2015-14, Revenue from Contracts with Customers, modifying ASU 2014-09. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard became effective for fiscal years beginning after December 15, 2017, and interim periods within those annual periods. There were no material impacts to the Fund’s financial statements upon adoption.

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

Part III.

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. BNO has no executive officers. Pursuant to the terms of the LP Agreement, BNO's affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	56	Chairman of the Board of Directors, Vice President
Andrew F Ngim	58	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	59	Management Director
John P. Love	47	Management Director, President and Chief Executive Officer
Stuart P. Crumbaugh	55	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	60	Chief Compliance Officer
Ray W. Allen	62	Portfolio Manager
Kevin A. Baum	48	Chief Investment Officer, Portfolio Manager
Gordon L. Ellis	72	Independent Director
Malcolm R. Fobes III	54	Independent Director
Peter M. Robinson	61	Independent Director

Ray W. Allen, 62, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) USOU and USOD since July 2017. Mr. Allen also has served as the portfolio manager of (1) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, since October 2017, and (2) the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 48, has served as a Portfolio Manager of USCF since March 2016 and as the Chief Investment Officer of USCF since September 1, 2016. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal, swap associated person, and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person, swap associated person, and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 55, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc., the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 56, Chairman of the Board of Directors of USCF since June 2005. Mr. Gerber also served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Vice President since May 15, 2015. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. In the above roles, Mr. Gerber has gained extensive experience in evaluating and retaining third-party service providers, including custodians, accountants, transfer agents, and distributors. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 47, President and Chief Executive Officer of USCF since May 15, 2015 and Management Director of USCF since October 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 58, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (1) the Stock Split Index Fund from September 2014 to October 2017, and (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, both series of the USCF ETF Trust. Mr. Ngim also serves as the portfolio manager for three funds that are series of the USCF ETF Trust: (1) USCF SummerHaven SHPEI Index Fund from December 2017 to present, (2) USCF SummerHaven SHPEN Index Fund also from December 2017 to present, and (3) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 59, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person and a swap associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 60, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 72, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 54, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 61, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in BNO. Ray W. Allen and Andrew F Ngim make trading and investment decisions for BNO. Ray W. Allen and Andrew F Ngim execute trades on behalf of BNO. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are also registered with the CFTC as Swaps Associated Persons.

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

Board Leadership Structure and Role in Risk Oversight

The Board of USCF is led by a Chairman, Nicholas D. Gerber. Mr. John P. Love separately serves as USCF’s President and Chief Executive Officer. The Board’s responsibilities include: (i) the selection, evaluation, retention and succession of the Chief Executive Officer and the oversight of the selection and performance of other executive officers, (ii) understanding, reviewing and monitoring the implementation of strategic plans, annual operating plans and budgets, (iii) the selection and oversight of BNO’s independent auditors and the oversight of BNO’s financial statements, (iv) advising management on significant issues, (v) the review and approval of significant company actions and certain other matters, (vi) nominating directors and committee members and overseeing effective corporate governance and (vii) the consideration of other constituencies, such as USCF’s and BNO’s customers, employees, suppliers and the communities impacted by BNO. The non-management directors have designated Gordon L. Ellis as the presiding independent director. Mr. Ellis’ role as the presiding independent director includes presiding over each executive session of the non-management directors, facilitating communications by shareholders and employees with the non-management directors and may also include representing the non-management directors with respect to certain matters as to which the views of the non-management directors are sought pursuant to BNO’s Corporate Governance Policy.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and executive officers of USCF and persons who are beneficial owners of at least 10% of BNO’s shares to file with the SEC an Initial Statement of Beneficial Ownership of Securities on Form 3 within 10 calendar days of first becoming a director, executive officer or beneficial owner of at least 10% of BNO’s shares and a Statement of Changes of Beneficial Ownership of Securities on Form 4 within 2 business days of a subsequent acquisition or disposition of shares of BNO. To BNO’s knowledge, based upon a review of copies of reports furnished to it with respect to the fiscal year ended December 31, 2018 and upon the written representations of the directors and executive officers of USCF, all of such persons have filed all required reports.

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

BNO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of BNO and other entities controlled by USCF. BNO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. BNO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.45% of average daily total net assets. For 2018, BNO accrued aggregate management fees of $721,836.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2018, by the directors of USCF. BNO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2018 was $15,970.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Plan	All Other Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$3,196	NA	NA	NA	$—	$—	$3,196
Gordon L. Ellis	$3,196	NA	NA	NA	$—	$—	$3,196
Malcolm R. Fobes III (1)	$3,835	NA	NA	NA	$—	$—	$3,835

(1)	Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of BNO. In addition, BNO is not aware of any 5% holder of its shares.

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

Director Independence

In February 2018, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, BNO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to BNO by its independent auditors for the last two fiscal years are as follows:

	2018	2017
Audit fees	$35,000	$35,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$35,000	$35,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(5)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
3.3(6)	Fourth Amended and Restated Agreement of Limited Partnership.
10.1(7)	Form of Authorized Participant Agreement.
10.2(2)	Custodian Agreement.
10.3(3)	Amendment No. 1 to the Custodian Agreement.
10.4(2)	Administrative Agency Agreement.
10.5(3)	Amendment No. 1 to the Administrative Agency Agreement.
10.6(4)	Marketing Agent Agreement
10.7(3)	Amendment No. 1 to the Marketing Agent Agreement.

23.1(8)	Consent of Independent Registered Public Accounting Firm.
31.1(8)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(8)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(8)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(8)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162015) filed on September 18, 2009.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 2, 2010.
(3)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(4)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 16, 2010.
(5)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(7)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-187501), filed on April 6, 2015.
(8)	Filed herewith.

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

Date: March 13, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: March 13, 2019

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	March 13, 2019
Nicholas D. Gerber

/s/ John P. Love	Management Director	March 13, 2019
John P. Love

/s/ Andrew F Ngim	Management Director	March 13, 2019
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	March 13, 2019
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	March 13, 2019
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	March 13, 2019
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	March 13, 2019
Malcolm R. Fobes III

