Form 10-Q
period 2019-03-31
United States Brent Oil Fund, LP
filed 2019-05-09
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2019.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Brent Oil Fund, LP	BNO	NYSE Arca, Inc.

The registrant had 4,750,000 outstanding shares as of May 6, 2019.

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2019 (Unaudited) and December 31, 2018

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents (at cost $83,897,473 and $62,639,874, respectively) (Notes 2 and 5)	$83,897,473	$62,639,874
Equity in trading accounts:
Cash and cash equivalents (at cost $10,220,823 and $17,417,768, respectively)	10,220,823	17,417,768
Unrealized gain (loss) on open commodity futures contracts	51,770	(6,289,510)
Receivable from General Partner (Note 3)	87,647	81,642
Dividends receivable	67,133	17,812
Interest receivable	1,462	1,387

Total assets	$94,326,308	$73,868,973

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$53,451	$50,008
Professional fees payable	106,599	190,142
Brokerage commissions payable	2,816	2,816
Directors' fees and insurance payable	3,005	1,379

Total liabilities	165,871	244,345

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	94,160,437	73,624,628
Total Partners' Capital	94,160,437	73,624,628

Total liabilities and partners' capital	$94,326,308	$73,868,973

Limited Partners' shares outstanding	4,900,000	4,850,000
Net asset value per share	$19.22	$15.18
Market value per share	$19.22	$15.33

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At March 31, 2019

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO June 2019 contracts, expiring April 2019*	$94,087,170	1,393	$51,770	0.05

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.37%, 4/04/2019	$3,000,000	$2,999,414	3.19
2.41%, 4/11/2019	3,000,000	2,998,012	3.18
2.42%, 4/18/2019	3,000,000	2,996,607	3.18
2.43%, 4/25/2019	3,000,000	2,995,200	3.18
2.46%, 5/02/2019	2,000,000	1,995,824	2.12
2.47%, 5/09/2019	2,000,000	1,994,859	2.12
2.48%, 5/16/2019	1,000,000	996,937	1.06
2.50%, 5/23/2019	2,000,000	1,992,879	2.12
2.49%, 5/30/2019	2,000,000	1,991,945	2.12
2.51%, 6/06/2019	2,000,000	1,990,925	2.11
2.51%, 6/13/2019	3,000,000	2,984,913	3.17
2.49%, 6/20/2019	2,000,000	1,989,067	2.11
2.49%, 6/27/2019	1,000,000	994,055	1.06
2.47%, 7/05/2019	2,000,000	1,987,149	2.11
2.48%, 7/11/2019	3,000,000	2,979,358	3.16
2.47%, 7/18/2019	2,000,000	1,985,360	2.11
2.47%, 7/25/2019	3,000,000	2,976,617	3.16
2.48%, 8/01/2019	2,000,000	1,983,394	2.11
2.46%, 8/08/2019	2,000,000	1,982,585	2.11
2.47%, 8/15/2019	2,000,000	1,981,564	2.10
2.47%, 8/22/2019	3,000,000	2,970,983	3.15
2.48%, 8/29/2019	3,000,000	2,969,375	3.15
2.48%, 9/05/2019	2,000,000	1,978,631	2.10
2.48%, 9/12/2019	2,000,000	1,977,723	2.10
2.46%, 9/19/2019	2,000,000	1,976,915	2.10
2.41%, 9/26/2019	3,000,000	2,964,623	3.15
Total Treasury Obligations		59,634,914	63.33

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	2,000,000	2,000,000	2.13
Goldman Sachs Financial Square Funds - Government Fund - Class FS	13,000,000	13,000,000	13.81
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	17,800,000	17,800,000	18.90
Total Money Market Funds		32,800,000	34.84
Total Cash Equivalents		$92,434,914	98.17

*	Collateral amounted to $10,220,823 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three months ended March 31, 2019	Three months ended March 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$13,230,840	$5,625,960
Change in unrealized gain (loss) on open futures contracts	6,341,280	(1,175,940)
Dividend income	148,251	70,829
Interest income*	372,893	249,033
ETF transaction fees	2,450	2,800

Total income (loss)	20,095,714	4,772,682

Expenses
General Partner management fees (Note 3)	166,045	175,198
Professional fees	8,630	67,167
Brokerage commissions	26,284	23,732
Directors' fees and insurance	4,299	3,364

Total expenses	205,258	269,461

Expense waiver (Note 3)	(6,004)	(59,168)

Net expenses	199,254	210,293

Net income (loss)	$19,896,460	$4,562,389
Net income (loss) per limited partnership share	$4.04	$0.95
Net income (loss) per weighted average limited partnership share	$3.99	$0.88
Weighted average limited partnership shares outstanding	4,987,222	5,158,889

* Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners' Capital (Unaudited)

For the three months ended March 31, 2019

	General Partner	Limited Partners	Total

Balances, at December 31, 2018	$—	$73,624,628	$73,624,628
Addition of 450,000 partnership shares	—	7,937,858	7,937,858
Redemption of 400,000 partnership shares	—	(7,298,509)	(7,298,509)
Net income (loss)	—	19,896,460	19,896,460

Balances, at March 31, 2019	$—	$94,160,437	$94,160,437

Net Asset Value Per Share:
At December 31, 2018			$15.18
At March 31, 2019			$19.22

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2019 and 2018

	Three months ended March 31, 2019	Three months ended March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$19,896,460	$4,562,389
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	(6,341,280)	1,175,940
(Increase) decrease in receivable from General Partner	(6,005)	(59,168)
(Increase) decrease in dividends receivable	(49,321)	(10,933)
(Increase) decrease in interest receivable	(75)	2,788
Increase (decrease) in General Partner management fees payable	3,443	(9,238)
Increase (decrease) in professional fees payable	(83,543)	(1,247)
Increase (decrease) in brokerage commissions payable	—	(2,500)
Increase (decrease) in directors' fees and insurance payable	1,626	1,179
Net cash provided by (used in) operating activities	13,421,305	5,659,210

Cash Flows from Financing Activities:
Addition of partnership shares	7,937,858	3,704,236
Redemption of partnership shares	(7,298,509)	(12,686,394)
Net cash provided by (used in) financing activities	639,349	(8,982,158)

Net Increase (Decrease) in Cash and Cash Equivalents	14,060,654	(3,322,948)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	80,057,642	92,511,503
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$94,118,296	$89,188,555

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$83,897,473	$78,109,650
Equity in Trading Accounts:
Cash and Cash Equivalents	10,220,823	11,078,905
Total Cash, Cash Equivalents and Equity in Trading Accounts	$94,118,296	$89,188,555

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2019 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on BNO’s collateral holdings, less BNO’s expenses.

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

United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2019, BNO held 1,393 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of BNO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013.

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the American Stock Exchange (the “AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”), which listed its limited partnership shares on the NYSE Arca under the ticker symbol “UNL” on November 18, 2009. USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

USCF is also the sponsor of the United States Commodity Index Funds Trust, a Delaware statutory trust, and each of its series, the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the United States Agriculture Index Fund (“USAG”). USAG was liquidated in 2018. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

In addition, USCF is the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which commenced operations on July 20, 2017.

All funds listed previously, other than USAG, DNO and UHN, are referred to collectively herein as the “Related Public Funds.”

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of March 31, 2019, BNO had registered a total of 50,000,000 shares.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2015. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2019.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2019.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2019 and 2018, BNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2019 are estimated to be a total of $21,700 for BNO and, in the aggregate for BNO and the Related Public Funds, $545,250.

Investor Tax Reporting Cost

The fees and expenses associated with BNO's audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $120,000 for the year ending December 31, 2019. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2019, USCF waived $6,004 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

On October 8, 2013, BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO's FCM effective October 10, 2013. The agreement with RBC requires it to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through RBC for BNO's account. In accordance with the agreement, RBC charges BNO commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Total commissions accrued to brokers	$26,284	$23,732
Total commissions as annualized percentage of average total net assets	0.12%	0.10%
Commissions accrued as a result of rebalancing	$25,667	$23,175
Percentage of commissions accrued as a result of rebalancing	97.65%	97.65%
Commissions accrued as a result of creation and redemption activity	$617	$557
Percentage of commissions accrued as a result of creation and redemption activity	2.35%	2.35%

The increase in total commissions accrued to brokers for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a higher number of Brent crude oil futures contracts being held and traded.

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

All of the futures contracts held by BNO through March 31, 2019 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO's cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2019 and December 31, 2018, BNO held investments in money market funds in the amounts of $32,800,000 and $5,950,000, respectively. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2019 and December 31, 2018, BNO held cash deposits and investments in Treasuries in the amounts of $61,318,296 and $74,107,642, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2019 and 2018 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2019 (Unaudited)	For the three months ended March 31, 2018 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$15.18	$18.18
Total income (loss)	4.08	0.99
Net expenses	(0.04)	(0.04)
Net increase (decrease) in net asset value	4.04	0.95
Net asset value, end of period	$19.22	$19.13

Total Return	26.61%	5.23%

Ratios to Average Net Assets
Total income (loss)	22.38%	5.04%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.18%	0.40%
Expenses waived*	(0.03)%	(0.25)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	22.16%	4.82%

*	Annualized.

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

The following table summarizes the valuation of BNO’s securities at March 31, 2019 using the fair value hierarchy:

At March 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$92,434,914	$92,434,914	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	51,770	51,770	—	—

During the three months ended March 31, 2019, there were no transfers between Level I and Level II.

The following table summarizes the valuation of BNO’s securities at December 31, 2018 using the fair value hierarchy:

At December 31, 2018	Total	Level I	Level II	Level III
Short-Term Investments	$67,609,727	$67,609,727	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(6,289,510)	(6,289,510)	—	—

During the year ended December 31, 2018, there were no transfers between Level I and Level II.

BNO has adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments	Condensed Statements of Financial Condition Location	Fair Value At March 31, 2019	Fair Value At December 31, 2018
Futures - Commodity Contracts	Assets	$51,770	$(6,289,510)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2019		For the three months ended March 31, 2018
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$13,230,840		$5,625,960

	Change in unrealized gain (loss) on open positions		$6,341,280		$(1,175,940)

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (“the “Benchmark Futures Contract”), plus interest earned on BNO’s collateral holdings, less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2019, BNO held 1,393 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2019, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2019, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended ("1940 Act") which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as BNO. A portion of BNO's assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. BNO does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if BNO invests in other types of MMFs besides government MMFs in the future, BNO could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward trend during the three months ended March 31, 2019. The price of the Benchmark Futures Contract started the period at $53.80 per barrel. The high of the period was on March 20, 2019 when the price reached $68.33 per barrel. The low of the period was the starting price for the period, which was $53.80 per barrel. The period ended with the Benchmark Futures Contract at $67.58 per barrel, an increase of approximately 25.61% over the period. BNO’s per share NAV began the period at $15.18 and ended the period at $19.22 on March 31, 2019, an increase of approximately 26.61% over the period. BNO’s per share NAV reached its high for the period on March 20, 2019 at $19.40 and its low for the period was at the beginning of period when it was $15.18. The Benchmark Futures Contract prices listed above began with the March 2019 contracts and ended with the June 2019 contracts. The increase of approximately 25.61% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO's Benchmark.”

During the three months ended March 31, 2019, the Brent crude oil futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is typically lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is typically higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has not registered any subsequent offerings of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares. Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92. After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of March 31, 2019, BNO had issued 25,000,000 shares, 4,900,000 of which were outstanding. As of March 31, 2019, there were 25,450,000 shares registered but not yet issued.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2019, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

	For the three months ended March 31, 2019	For the three months ended March 31, 2018
Average daily total net assets	$89,787,410	$94,736,751
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$521,144	$319,862
Annualized yield based on average daily total net assets	2.35%	1.37%
Management fee	$166,045	$175,198
Total fees and other expenses excluding management fees	$39,213	$94,263
Total amount of the expense waiver	$6,004	$59,168
Expenses before allowance for the expense waiver	$205,258	$269,461
Expenses after allowance for the expense waiver	$199,254	$210,293
Total commissions accrued to brokers	$26,284	$23,732
Total commissions as annualized percentage of average total net assets	0.12%	0.10%
Commissions accrued as a result of rebalancing	$25,667	$23,175
Percentage of commissions accrued as a result of rebalancing	97.65%	97.65%
Commissions accrued as a result of creation and redemption activity	$617	$557
Percentage of commissions accrued as a result of creation and redemption activity	2.35%	2.35%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the three months ended March 31, 2019, compared to the three months ended March 31, 2018.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2019, compared to the three months ended March 31, 2018 was due primarily to BNO’s smaller size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was due primarily to a higher number of Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2019, the simple average daily change in the Benchmark Futures Contract was 0.167%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.174%. The average daily difference was 0.007% (or 0.7 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.415%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2019, the simple average daily change in the Benchmark Futures Contract was 0.009%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.006%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.678)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2019. The second graph measures monthly changes since March 31, 2014 through March 31, 2019.

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

For the three months ended March 31, 2019, the actual total return of BNO as measured by changes in its per share NAV was 26.61%. This is based on an initial per share NAV of $15.18 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $19.22. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $19.15 as of March 31, 2019, for a total return over the relevant time period of 26.15%. The difference between the actual per share NAV total return of BNO of 26.61% and the expected total return based on the Benchmark Futures Contract of 26.15% was an error over the time period of 0.46%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2018, the actual total return of BNO as measured by changes in its per share NAV was 5.23%. This was based on an initial per share NAV of $18.18 as of December 31, 2017 and an ending per share NAV as of March 31, 2018 of $19.13. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $19.11 as of March 31, 2018, for a total return over the relevant time period of 5.12%. The difference between the actual per share NAV total return of BNO of 5.23% and the expected total return based on the Benchmark Futures Contract of 5.12% was an error over the time period of 0.11%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO's ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2019, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO's attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2019. Interest payments, and any other income, were retained within the portfolio and added to BNO's NAV. When this income exceeds the level of BNO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to increase over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may continue to be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned at least equals or exceeds the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2019, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2009 and March 31, 2019. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat more often than contango since oil futures trading started in 1988. In recent years, Brent crude oil markets were primarily in backwardation as global oil inventories declined significantly. If recent cuts by the Organization of Petroleum Exporting Countries ("OPEC") in oil production have their intended effect on the Brent crude oil futures market, then such a decline may continue into the rest of 2019.

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

Brent Crude Oil Market. During the three months ended March 31, 2019, Brent crude oil prices traded in a range between $53.80 to $68.50. Brent crude rose 27.12% from the end of 2018 through March 30, 2019 to finish the quarter at $68.50. As of the end of the first quarter of 2019, global crude oil and liquid fuels inventories declined slightly. OPEC nations agreed in November 2018 to reduce daily supply by 1.2 million barrels per day and have been aggressive about meeting that target. Despite continued growth in U.S. shale production, OPECs cuts have had the desired impact on inventories and supplies, leading to the extraordinary price surge this quarter. While Brent crude has exhibited a dramatic reversal since the end of 2018, prices have not yet returned to the recent high of $86.29 set on October 3rd, 2018. If global demand and demand growth remains consistent, and OPEC maintains its aggressive position, then supplies may continue to be constrained in the second quarter of 2019, which should support prices. However, given ongoing U.S. production growth, more volatility is likely and gains should accrue at a more measured pace unless current geopolitical tensions increase (e.g. Iran, Venezuela, Libya, etc.).

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

For the ten-year time period between March 31, 2009 and March 31, 2019, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds and limited to little correlation with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE			Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Heating	Brent
March 31, 2009 – March 31, 2019*	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.252)	0.962	0.391	0.357	0.385	0.423
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.255)	(0.337)	(0.385)	(0.299)	(0.322)
Global Equities (FTSE World Index)			1.000	0.429	0.428	0.430	0.477
Crude Oil (WTI)				1.000	0.689	0.855	0.899
Unleaded Gasoline					1.000	0.782	0.808
Diesel-Heating Oil						1.000	(0.046)
Brent Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended March 31, 2019, movement of Brent crude oil was somewhat correlated with the movements of diesel-heating oil. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited little to no correlation with large cap U.S. equities, U.S. government bonds, global equities and negative correlation to diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE			Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Heating	Brent
12 Months ended March 31, 2019*	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.076)	0.960	0.229	0.418	0.110	0.167
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.217)	(0.333)	(0.269)	(0.118)	(0.205)
Global Equities (FTSE World Index)			1.000	0.299	0.485	0.164	0.227
Crude Oil (WTI)				1.000	0.902	0.839	0.915
Unleaded Gasoline					1.000	0.870	0.938
Diesel-Heating Oil						1.000	(0.590)
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO's account at its custodian bank and in Treasuries at the FCM. Income received from BNO's investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2019, BNO's expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2019, BNO used other assets to pay expenses. To the extent expenses exceed income, BNO's NAV will be negatively impacted.

BNO's investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2019, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

Credit Risk

When BNO enters into Futures Contracts and Other Crude Oil-Related Investments, it is exposed to the credit risk that the counterparty will not be able to meet its obligations. The counterparty for the Futures Contracts traded on the ICE Futures and on most other futures exchanges is the clearinghouse associated with the particular exchange. In general, in addition to margin required to be posted by the clearinghouse in connection with cleared trades, clearinghouses are backed by their members who may be required to share in the financial burden resulting from the nonperformance of one of their members and, therefore, this additional member support should significantly reduce credit risk. BNO is not currently a member of any clearinghouse. Some foreign exchanges are not backed by their clearinghouse members but may be backed by a consortium of banks or other financial institutions. In addition, BNO faces the risk of non-performance by any counterparties to OTC contracts. Unlike in the case of exchange-traded Futures Contracts, the counterparty to an OTC contract is generally a single bank or other financial institution. As a result, there will be greater counterparty credit risk in OTC transactions. There can be no assurance that any counterparty, clearinghouse, or their members or their financial backers will satisfy their obligations to BNO in such circumstances.

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO's assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account BNO's assets related to foreign Futures Contracts trading. During the three months ended March 31, 2019, the only foreign exchange on which BNO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

In the future, BNO may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2019, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $94,118,296 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2019, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO's financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of March 31, 2019 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

As of March 31, 2019, BNO's portfolio consisted of 1,393 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of March 31, 2019, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO's current holdings, please see BNO's website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2019, BNO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed on March 13, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 8 baskets (comprising 400,000 shares) during the first quarter of the year ending December 31, 2019. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2019:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/19 to 1/31/19	100,000	$17.34
2/1/19 to 2/28/19	100,000	$17.41
3/1/19 to 3/31/19	200,000	$19.12
Total	400,000

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

Date: May 9, 2019

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2019

