Form 10-Q
period 2020-03-31
United States Brent Oil Fund, LP
filed 2020-05-08
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2020.

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 40,250,000 outstanding shares as of May 6, 2020.

UNITED STATES BRENT OIL FUND, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP
Condensed Statements of Financial Condition
At March 31, 2020 (Unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $85,368,500 and $72,725,833, respectively) (Notes 2 and 5)	$85,368,500	$72,725,833
Equity in trading accounts:
Cash and cash equivalents (at cost $39,356,627 and $10,877,607, respectively)	39,356,627	10,877,607
Unrealized gain (loss) on open commodity futures contracts	(11,159,970)	1,161,610
Receivable for shares sold	10,779,744	—
Receivable from General Partner (Note 3)	136,623	80,032
Dividends receivable	17,202	26,116
Interest receivable	232	4,902
Prepaid insurance	9,719	2,132
ETF transaction fees receivable	1,050	—

Total assets	$124,509,727	$84,878,232

Liabilities and Partners' Capital
General Partner management fees payable (Note 3)	$56,109	$52,399
Professional fees payable	64,426	117,559
Brokerage commissions payable	3,116	2,816
Directors' fees payable	3,073	3,272

Total liabilities	126,724	176,046

Commitments and Contingencies (Notes 3, 4 and 5)

Partners' Capital
General Partner	—	—
Limited Partners	124,383,003	84,702,186
Total Partners' Capital	124,383,003	84,702,186

Total liabilities and partners' capital	$124,509,727	$84,878,232

Limited Partners' shares outstanding	15,600,000	4,050,000
Net asset value per share	$7.97	$20.91
Market value per share	$7.89	$20.85

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP Condensed Schedule of Investments (Unaudited) At March 31, 2020

	Notional Amount	Number of Contracts	Value/ Unrealized Gain (Loss) on Open Commodity Contracts	% of Partners' Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO June 2020 contracts, expiring April 2020*	$135,531,970	4,720	$(11,159,970)	(8.97)

	Principal Amount	Market Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.70%, 4/02/2020	$2,000,000	$1,999,906	1.61
1.64%, 4/09/2020	3,000,000	2,998,913	2.41
1.60%, 4/16/2020	3,000,000	2,998,012	2.41
1.60%, 4/23/2020	2,000,000	1,998,057	1.61
1.59%, 4/30/2020	2,000,000	1,997,462	1.61
1.54%, 5/07/2020	2,000,000	1,996,950	1.61
1.55%, 5/14/2020	1,000,000	998,160	0.80
1.55%, 5/21/2020	2,000,000	1,995,736	1.61
1.58%, 5/28/2020	2,000,000	1,995,028	1.60
1.53%, 6/04/2020	1,000,000	997,298	0.80
1.53%, 6/11/2020	2,000,000	1,993,995	1.60
1.54%, 6/18/2020	2,000,000	1,993,370	1.60
1.57%, 6/25/2020	2,000,000	1,992,633	1.60
1.54%, 7/02/2020	2,000,000	1,992,206	1.60
1.51%, 7/09/2020	2,000,000	1,991,736	1.60
1.54%, 7/16/2020	2,000,000	1,990,990	1.60
1.53%, 7/23/2020	2,000,000	1,990,489	1.60
1.53%, 7/30/2020	2,000,000	1,989,867	1.60
1.53%, 8/06/2020	2,000,000	1,989,276	1.60
1.52%, 8/13/2020	2,000,000	1,988,781	1.60
1.52%, 8/20/2020	2,000,000	1,988,172	1.60
1.42%, 8/27/2020	2,000,000	1,988,407	1.60
0.67%, 9/03/2020	2,000,000	1,994,231	1.60
0.38%, 9/10/2020	3,000,000	2,994,843	2.41
Total Cash Equivalents		$48,854,518	39.28

*	Collateral amounted to $39,356,627 on open futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three months ended March 31, 2020	Three months ended March 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed futures contracts	$(66,688,930)	$13,230,840
Change in unrealized gain (loss) on open futures contracts	(12,321,580)	6,341,280
Dividend income	70,258	148,251
Interest income*	227,012	372,893
ETF transaction fees	14,700	2,450

Total income (loss)	(78,698,540)	20,095,714

Expenses
General Partner management fees (Note 3)	153,554	166,045
Professional fees	36,026	8,630
Brokerage commissions	46,679	26,284
Directors' fees and insurance	5,147	4,299

Total expenses	241,406	205,258

Expense waiver (Note 3)	(56,591)	(6,004)

Net expenses	184,815	199,254

Net income (loss)	$(78,883,355)	$19,896,460
Net income (loss) per limited partnership share	$(12.94)	$4.04
Net income (loss) per weighted average limited partnership share	$(13.99)	$3.99
Weighted average limited partnership shares outstanding	5,637,363	4,987,222

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statement of Changes in Partners' Capital (Unaudited)
For the three months ended March 31, 2020

	General Partner	Limited Partners	Total

Balances, at December 31, 2019	$—	$84,702,186	$84,702,186
Addition of 11,700,000 partnership shares	—	120,744,277	120,744,277
Redemption of 150,000 partnership shares	—	(2,180,105)	(2,180,105)
Net income (loss)	—	(78,883,355)	(78,883,355)

Balances, at March 31, 2020	$—	$124,383,003	$124,383,003

Net Asset Value Per Share:
At December 31, 2019			$20.91
At March 31, 2020			$7.97

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2020 and 2019

	Three months ended March 31, 2020	Three months ended March 31, 2019
Cash Flows from Operating Activities:
Net income (loss)	$(78,883,355)	$19,896,460
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on open futures contracts	12,321,580	(6,341,280)
(Increase) decrease in receivable from General Partner	(56,591)	(6,005)
(Increase) decrease in dividends receivable	8,914	(49,321)
(Increase) decrease in interest receivable	4,670	(75)
(Increase) decrease in prepaid insurance	(7,587)	1,544
(Increase) decrease in ETF transaction fees receivable	(1,050)	—
Increase (decrease) in General Partner management fees payable	3,710	3,443
Increase (decrease) in professional fees payable	(53,133)	(83,543)
Increase (decrease) in brokerage commissions payable	300	—
Increase (decrease) in directors' fees payable	(199)	69
Increase (decrease) in insurance payable	—	13
Net cash provided by (used in) operating activities	(66,662,741)	13,421,305

Cash Flows from Financing Activities:
Addition of partnership shares	109,964,533	7,937,858
Redemption of partnership shares	(2,180,105)	(7,298,509)
Net cash provided by (used in) financing activities	107,784,428	639,349

Net Increase (Decrease) in Cash and Cash Equivalents	41,121,687	14,060,654

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	83,603,440	80,057,642
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$124,725,127	$94,118,296

Components of Cash and Cash Equivalents:
Cash and Cash Equivalents	$85,368,500	$83,897,473
Equity in Trading Accounts:
Cash and Cash Equivalents	39,356,627	10,220,823
Total Cash, Cash Equivalents and Equity in Trading Accounts	$124,725,127	$94,118,296

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2020, BNO held 4,720 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of BNO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013.

USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”) and the United States Gasoline Fund, LP (“UGA”), which listed their limited partnership shares on the American Stock Exchange (the “ AMEX”) under the ticker symbols “USO” on April 10, 2006, “UNG” on April 18, 2007, “USL” on December 6, 2007 and “UGA” on February 26, 2008, respectively. As a result of the acquisition of the AMEX by NYSE Euronext, each of USO’s, UNG’s, USL’s and UGA’s shares commenced trading on the NYSE Arca on November 25, 2008. USCF is also the general partner of the United States 12 Month Natural Gas Fund, LP (“UNL”), which listed its limited partnership shares on the NYSE Arca under the ticker symbol “UNL” on November 18, 2009. USCF previously served as the general partner for the United States Short Oil Fund, LP (“DNO”) and the United States Diesel-Heating Oil Fund, LP (“UHN”), both of which were liquidated in 2018.

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

In addition, USCF was the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017 under the ticker symbols “USOU” and “USOD”, respectively. Each of USOU and USOD liquidated all of its assets and distributed cash pro rata to all remaining shareholders in December 2019.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of March 31, 2020, BNO had registered a total of 50,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO's conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2020 and 2019, BNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $30,000 for BNO and, in the aggregate for BNO and the Related Public Funds, $574,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO's audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $160,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the three months ended March 31, 2020, USCF waived $56,591 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

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

Currently, USCF pays BBH&Co. for its services, in the foregoing capacities, a minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to BNO and each of the Related Public Funds, as well as a $20,000 annual fee for its transfer agency services. In addition, USCF pays BBH&Co. an asset-based charge of (a) 0.06% for the first $500 million of the Related Public Funds’ combined net assets, (b) 0.0465% for the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once the Related Public Funds’ combined net assets exceed $1 billion. The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also pays BBH&Co. transaction fees ranging from $7 to $15 per transaction. The custody and transfer agency services rendered by BBH&Co. to BNO and each of the Related Public Funds terminated on March 31, 2020 and fund accounting and fund administration services rendered by BBH&Co. to BNO and each of the Related Public Funds will terminate on May 31, 2020 to allow for certain reporting and other services to continue in connection with the transition to The Bank of New York Mellon.

USCF has engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide BNO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement.

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

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Total commissions accrued to brokers	$46,679	$26,284
Total commissions as annualized percentage of average total net assets	0.23%	0.12%
Commissions accrued as a result of rebalancing	$37,828	$25,667
Percentage of commissions accrued as a result of rebalancing	81.04%	97.65%
Commissions accrued as a result of creation and redemption activity	$8,851	$617
Percentage of commissions accrued as a result of creation and redemption activity	18.96%	2.35%

The increase in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a higher number of Brent crude oil futures contracts being held and traded.

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

All of the futures contracts held by BNO through March 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO's cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2020, BNO did not hold any investments in money market funds. As of December 31, 2019, BNO held investments in money market funds in the amount of $23,000,000. BNO also holds cash deposits with its custodian. Pursuant to a written agreement with BBH&Co., uninvested overnight cash balances are swept to offshore branches of U.S. regulated and domiciled banks located in Toronto, Canada; London, United Kingdom; Grand Cayman, Cayman Islands; and Nassau, Bahamas; which are subject to U.S. regulation and regulatory oversight. As of March 31, 2020 and December 31, 2019, BNO held cash deposits and investments in Treasuries in the amounts of $124,725,127 and $60,603,440, respectively, with the custodian and FCM. Some or all of these amounts may be subject to loss should BNO's custodian and/or FCM cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	For the three months ended March 31, 2020 (Unaudited)	For the three months ended March 31, 2019 (Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$20.91	$15.18
Total income (loss)	(12.91)	4.08
Net expenses	(0.03)	(0.04)
Net increase (decrease) in net asset value	(12.94)	4.04
Net asset value, end of period	$7.97	$19.22

Total Return	(61.88)%	26.61%

Ratios to Average Net Assets
Total income (loss)	(95.57)%	22.38%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.43%	0.18%
Expenses waived*	(0.28)%	(0.03)%
Net expenses excluding management fees*	0.15%	0.15%
Net income (loss)	(95.80)%	22.16%

*	Annualized.

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

The following table summarizes the valuation of BNO’s securities at March 31, 2020 using the fair value hierarchy:

At March 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$48,854,518	$48,854,518	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(11,159,970)	(11,159,970)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$78,785,251	$78,785,251	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,161,610	1,161,610	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted for as Hedging Instruments		Condensed Statements of Financial Condition Location		Fair Value At March 31, 2020	Fair Value At December 31, 2019
Futures - Commodity Contracts		Assets		$(11,159,970)	$1,161,610

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended March 31, 2020		For the three months ended March 31, 2019
Derivatives not Accounted for as Hedging Instruments	Location of Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income	Realized Gain (Loss) on Derivatives Recognized in Income	Change in Unrealized Gain (Loss) on Derivatives Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$(66,688,930)		$13,230,840

	Change in unrealized gain (loss) on open positions		$(12,321,580)		$6,341,280

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 9 — SUBSEQUENT EVENTS

BNO has performed an evaluation of subsequent events through the date the condensed financial statements were issues. This evaluation resulted in the following disclosures.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the BNO. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on BNO and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair BNO's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of BNO's service providers, adversely affect the value and liquidity of BNO's investments, and negatively impact BNO's performance and your investment in BNO. The extent to which COVID-19 will affect BNO and BNO's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of BNO's investments could be impacted adversely.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2020, BNO held 4,720 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2020, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2020, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

The CFTC has proposed to adopt limits on speculative positions in 25 physical commodity futures and option contracts as well as swaps that are economically equivalent to such contracts in the agriculture, energy and metals markets, which rules were recently re-proposed in January 2020 (the “Position Limit Rules”). The Position Limit Rules would, among other things: identify which contracts are subject to speculative position limits; set thresholds that restrict the size of speculative positions that a person may hold in the spot month, other individual months, and all months combined; create an exemption for positions that constitute bona fide hedging transactions; impose responsibilities on DCMs and swap execution facilities (“SEFs”) to establish position limits or, in some cases, position accountability rules; and apply to both futures and swaps across four relevant venues: OTC, DCMs, SEFs as well as certain non-U.S. located platforms. The CFTC’s first attempt at finalizing the Position Limit Rules, in 2011, was successfully challenged by market participants in 2012 and, since then, the CFTC has re-proposed them and solicited comments from market participants multiple times. At this time, it is unclear how the Position Limit Rules may affect BNO, but the effect may be substantial and adverse. By way of example, the Position Limit Rules may negatively impact the ability of BNO to meet its investment objectives through limits that may inhibit USCF’s ability to sell additional Creation Baskets of BNO.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven downward trend during the three months ended March 31, 2020. The price of the Benchmark Futures Contract started the period at $66.00 per barrel. The high of the period was on January 6, 2020 when the price reached $68.91 per barrel. The low of the period was on March 18, 2020 when the price dropped to $25.33 per barrel. The period ended with the Benchmark Futures Contract at $26.35 per barrel, a decrease of approximately (60.08)% over the period. BNO’s per share NAV began the period at $20.91 and ended the period at $7.97 on March 31, 2020, a decrease of approximately (61.88)% over the period. BNO’s per share NAV reached its high for the period on January 6, 2020 at $21.84 and reached its low for the period on March 31, 2020 at $7.97. The Benchmark Futures Contract prices listed above began with the March 2020 contracts and ended with the June 2020 contracts. The decrease of approximately (60.08)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO's Benchmark.”

During the three months ended March 31, 2020, the Brent crude oil futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Since its initial offering of 50,000,000 shares, BNO has registered one subsequent offering of its shares. On August 26, 2013, BNO executed a 2-for-1 forward share split for all shareholders of record as of the close of markets on August 26, 2013. The 2-for-1 forward share split was payable after the close of markets on August 28, 2013. BNO began trading at its post-split price on August 29, 2013. As a result of the forward share split, every one pre-split share of BNO was automatically exchanged for two post-split shares. Immediately prior to the forward share split, there were 450,000 shares of BNO issued and outstanding, representing a per share NAV of $89.92. After the forward share split, the number of issued and outstanding shares of BNO increased to 900,000, and the per share NAV decreased to $44.96. As of March 31, 2020, BNO had issued 37,200,000 shares, 15,600,000 of which were outstanding. As of March 31, 2020, there were 13,250,000 shares registered but not yet issued. On April 20, 2020, BNO registered an additional 50,000,000 shares.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2020, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Average daily total net assets	$82,345,473	$89,787,410
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$297,270	$521,144
Annualized yield based on average daily total net assets	1.45%	2.35%
Management fee	$153,554	$166,045
Total fees and other expenses excluding management fees	$87,852	$39,213
Total amount of the expense waiver	$56,591	$6,004
Expenses before allowance for the expense waiver	$241,406	$205,258
Expenses after allowance for the expense waiver	$184,815	$199,254
Total commissions accrued to brokers	$46,679	$26,284
Total commissions as annualized percentage of average total net assets	0.23%	0.12%
Commissions accrued as a result of rebalancing	$37,828	$25,667
Percentage of commissions accrued as a result of rebalancing	81.04%	97.65%
Commissions accrued as a result of creation and redemption activity	$8,851	$617
Percentage of commissions accrued as a result of creation and redemption activity	18.96%	2.35%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the three months ended March 31, 2020, compared to the three months ended March 31, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2020, compared to the three months ended March 31, 2019 was due primarily to BNO’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the three months ended March 31, 2020, compared to the three months ended March 31, 2019, was due primarily to a higher number of Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2020, the simple average daily change in the Benchmark Futures Contract was (2.543)%, while the simple average daily change in the per share NAV of BNO over the same time period was (2.543)%. The average daily difference was 0.000% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.396%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2020, the simple average daily change in the Benchmark Futures Contract was (0.023)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.025)%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.535)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2020. The second graph measures monthly changes since March 31, 2015 through March 31, 2020.

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

For the three months ended March 31, 2020, the actual total return of BNO as measured by changes in its per share NAV was (61.88)%. This is based on an initial per share NAV of $20.91 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $7.97. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $7.96 as of March 31, 2020, for a total return over the relevant time period of (61.93)%. The difference between the actual per share NAV total return of BNO of (61.88)% and the expected total return based on the Benchmark Futures Contract of (61.93)% was an error over the time period of 0.05%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2019, the actual total return of BNO as measured by changes in its per share NAV was 26.61%. This was based on an initial per share NAV of $15.18 as of December 31, 2018 and an ending per share NAV as of March 31, 2019 of $19.22. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $19.15 as of March 31, 2019, for a total return over the relevant time period of 26.15%. The difference between the actual per share NAV total return of BNO of 26.61% and the expected total return based on the Benchmark Futures Contract of 26.15% was an error over the time period of 0.46%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO's ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO's attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to BNO's NAV. When this income exceeds the level of BNO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may be higher than interest earned by BNO. As such, USCF anticipates that BNO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2020, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2010 and March 31, 2020. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat more often than contango since Brent oil futures trading started in 1988. In recent years, Brent crude oil markets were primarily in backwardation.  However, as a result of the COVID-19 crisis and Saudi-Russia price war, demand has fallen sharply and supply increased simultaneously, resulting in Brent crude oil markets moving into steep contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels This contango was due to significant market volatility that has occurred and is continuing in the Brent crude oil markets as well as the oil futures markets.

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

Brent Crude Oil Market. During the three months ended March 31, 2020, Brent crude oil prices traded in a range between $68.91 to $22.74. Brent crude fell 65.55% from the end of 2019 through March 31, 2019 to finish the quarter at $22.74.  Brent crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts.  An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity.  As discussed above, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply.  In the short term, this cut does not close the gap relative to the massive drop in demand. The supply cut may also reduce at least some of the unprecedented volatility oil markets experienced in the Spring of 2020. However, the duration of the agreement, lasting until 2022, should allow Brent crude oil prices to slowly recover as demand re-materializes.  As the crisis continues into the second quarter of 2020, and potentially beyond, demand weakness and limited storage capacity will continue to put pressure on Brent crude oil in the near term.

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

For the ten-year time period between March 31, 2010 and March 31, 2020, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds and limited to little correlation with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE			Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Heating	Brent
March 31, 2010 – March 31, 2020*	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.444)	0.961	0.501	0.450	0.413	0.458
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.412)	(0.422)	(0.300)	(0.366)	(0.399)
Global Equities (FTSE World Index)			1.000	0.533	0.475	0.448	0.502
Crude Oil (WTI)				1.000	0.651	0.785	0.913
Unleaded Gasoline					1.000	0.669	0.696
Diesel-Heating Oil						1.000	0.066
Brent Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended March 31, 2020, movement of Brent crude oil was somewhat correlated with the movements of diesel-heating oil. However, movements in Brent crude oil were strongly correlated with movements in large cap U.S. equities, global equities, U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited negative correlation to U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

		U.S.
		Gov’t.
		Bonds
	Large	(EFFAS	Global
	Cap U.S.	U.S.	Equities
	Equities	Gov’t.	(FTSE			Diesel-
Correlation Matrix	(S&P	Bond	World	Crude	Unleaded	Heating	Brent
12 Months ended March 31, 2020*	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap U.S. Equities (S&P 500)	1.000	(0.627)	0.989	0.839	0.666	0.663	0.854
U.S. Gov’t. Bonds (EFFAS U.S. Gov’t. Bond Index)		1.000	(0.669)	(0.652)	(0.516)	(0.778)	(0.753)
Global Equities (FTSE World Index)			1.000	0.847	0.667	0.701	0.863
Crude Oil (WTI)				1.000	0.843	0.899	0.955
Unleaded Gasoline					1.000	0.716	0.842
Diesel-Heating Oil						1.000	0.186
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO's account at its custodian bank and in Treasuries at the FCM. Income received from BNO's investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2020, BNO's expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2020, BNO used other assets to pay expenses. To the extent expenses exceed income, BNO's NAV will be negatively impacted.

BNO's investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2020, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO's assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account BNO's assets related to foreign Futures Contracts trading. During the three months ended March 31, 2020, the only foreign exchange on which BNO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

In the future, BNO may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of March 31, 2020, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $124,725,127 with the custodian and FCM. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO's custodian or FCM, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2020, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO's financial position.

European Sovereign Debt

BNO had no direct exposure to European sovereign debt as of March 31, 2020 and has no direct exposure to European sovereign debt as of the filing of this quarterly report on Form 10-Q.

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

USCF pays the fees of the Marketing Agent and certain of the fees of BBH&Co. through March 31, 2020, as well as BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of BNO's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020. Commencing April 1, 2020, USCF also pays BNY Mellon for fees for custody and transfer agency services as well as BNY Mellon’s fees for performing administrative services, including those in connection with the preparation of BNO's condensed financial statements and its SEC, NFA and CFTC reports. BNO pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has paid certain expenses normally borne by BNO on a discretionary basis where such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2020, BNO's portfolio consisted of 4,720 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of March 31, 2020, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO's current holdings, please see BNO's website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2020, BNO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 13, 2020.

COVID-19 Risk

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Subsequently, COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, supply chain disruptions, and lower consumer demand, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious illness outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by the BNO. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on BNO and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair BNO's ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of BNO's service providers, adversely affect the value and liquidity of BNO's investments, and negatively impact BNO's performance and your investment in BNO. The extent to which COVID-19 will affect BNO and BNO's service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of BNO's investments could be impacted adversely.

An unanticipated number of creation requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by BNO during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, including, for example, the occurrence of a pandemic like COVID-19, BNO may not have sufficient shares outstanding to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of BNO would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in BNO compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares' net asset value, which is also the price shares can be redeemed with BNO by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from BNO's investment objective. Any potential impact to the market in shares of BNO that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.

(b)	Not applicable.

(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 3 baskets (comprising 150,000 shares) during the first quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2020:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Redeemed	Average Price Per Share
1/1/20 to 1/31/20	50,000	$20.48
2/1/20 to 2/28/20	—	—
3/1/20 to 3/31/20	100,000	$11.56
Total	150,000

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

Date: May 8, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2020

