Form 10-Q
period 2020-06-30
United States Brent Oil Fund, LP
filed 2020-08-07
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1850 Mt. Diablo Boulevard, Suite 640

Walnut Creek, California 94596

(Address of principal executive offices) (Zip Code)

(510) 522-9600

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered or to be registered pursuant to Section 12(b) of the Act.

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Shares of United States Brent Oil Fund, LP	BNO	NYSE Arca, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes       ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes       ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	⌧
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐ Yes ☒ No

The registrant had 36,400,000 outstanding shares as of August 3, 2020.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $346,275,914 and $72,725,833, respectively) (Notes 2 and 5)	$346,275,914	$72,725,833
Equity in trading accounts:
Cash and cash equivalents (at cost $68,025,972 and $10,877,607, respectively)	68,025,972	10,877,607
Unrealized gain (loss) on open commodity futures contracts	(1,081,430)	1,161,610
Receivable for shares sold	21	—
Receivable from General Partner (Note 3)	—	80,032
Dividends receivable	43,810	26,116
Interest receivable	—	4,902
Prepaid insurance*	7,297	2,132
Prepaid registration fees	282,978	—
Prepaid reimbursement	276,795	—

Total Assets	$413,831,357	$84,878,232

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$265,143	$52,399
Professional fees payable	51,168	117,559
Brokerage commissions payable	15,116	2,816
Directors’ fees payable*	4,882	3,272

Total Liabilities	336,309	176,046

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	413,495,048	84,702,186
Total Partners’ Capital	413,495,048	84,702,186

Total Liabilities and Partners’ Capital	$413,831,357	$84,878,232

Limited Partners’ shares outstanding	38,400,000	4,050,000
Net asset value per share	$10.77	$20.91
Market value per share	$10.79	$20.85

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At June 30, 2020

Fair Value/
Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Oil Futures CO September 2020 contracts, expiring July 2020	$414,606,830	10,020	$(1,081,430)	(0.26)

	Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
1.54%, 7/02/2020	$2,000,000	$1,999,915	0.49
1.52%, 7/09/2020	2,000,000	1,999,332	0.49
1.55%, 7/16/2020	2,000,000	1,998,725	0.49
1.53%, 7/23/2020	2,000,000	1,998,148	0.48
1.54%, 7/30/2020	2,000,000	1,997,551	0.48
1.54%, 8/06/2020	2,000,000	1,996,960	0.48
1.52%, 8/13/2020	2,000,000	1,996,400	0.48
1.53%, 8/20/2020	2,000,000	1,995,806	0.48
1.43%, 8/27/2020	2,000,000	1,995,535	0.48
0.68%, 9/03/2020	2,000,000	1,997,618	0.48
0.39%, 9/10/2020	3,000,000	2,997,740	0.73
Total United States Treasury Obligations		22,973,730	5.56

United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.06%#	166,102	166,101	0.04
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.15%#	345,657,925	345,657,925	83.59
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.10%#	410,688	410,688	0.10
Total United States Money Market Funds		346,234,714	83.73
Total Cash Equivalents		$369,208,444	89.29
*	Collateral amounted to $68,025,972 on open commodity futures contracts.
#	Reflects the 7-day yield at June 30, 2020.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$125,227,920	$(5,783,470)	$58,538,990	$7,447,370
Change in unrealized gain (loss) on open commodity futures contracts	10,078,540	5,475,600	(2,243,040)	11,816,880
Dividend income	113,447	173,562	183,705	321,813
Interest income*	119,776	378,553	346,788	751,446
ETF transaction fees	17,171	2,100	31,871	4,550

Total Income (Loss)	$135,556,854	$246,345	$56,858,314	$20,342,059

Expenses
General Partner management fees (Note 3)	$601,981	$175,319	$755,535	$341,364
Professional fees	47,853	8,727	83,879	17,357
Brokerage commissions	205,173	25,440	251,852	51,724
Directors’ fees and insurance	7,143	4,288	12,290	8,587
Registration fees	81,500	—	81,500	—
Total Expenses	943,650	213,774	1,185,056	419,032
Expense waiver	(220,204)	(3,391)	(276,795)	(9,395)
Net Expenses	$723,446	$210,383	$908,261	$409,637

Net Income (Loss)	$134,833,408	$35,962	$55,950,053	$19,932,422
Net Income (Loss) per limited partner share	$2.80	$(0.09)	$(10.14)	$3.95
Net Income (Loss) per weighted average limited partner share	$3.80	$0.01	$2.72	$4.09
Weighted average limited partner shares outstanding	35,495,604	4,769,780	20,566,484	4,877,901
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2020 and 2019

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Balances at beginning of period	$124,383,003	$94,160,437	$84,702,186	$73,624,628
Addition of 31,450,000, 200,000, 43,150,000 and 650,000 partnership shares, respectively	232,455,006	3,767,272	353,199,283	11,705,130
Redemption of (8,650,000), (300,000), (8,800,000) and (700,000) partnership shares, respectively	(78,176,369)	(6,127,478)	(80,356,474)	(13,425,987)
Net income (loss)	134,833,408	35,962	55,950,053	19,932,422

Balances at end of period	$413,495,048	$91,836,193	$413,495,048	$91,836,193

*	General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2020 and 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$55,950,053	$19,932,422
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	2,243,040	(11,816,880)
(Increase) decrease in General Partner management fees receivable	80,032	72,247
(Increase) decrease in dividends receivable	(17,694)	(28,368)
(Increase) decrease in interest receivable	4,902	(826)
(Increase) decrease in prepaid insurance*	(5,165)	(3,223)
(Increase) decrease in prepaid registration fees	(282,978)	—
(Increase) decrease in prepaid reimbursement	(276,795)	—
Increase (decrease) in payable due to Broker	—	2,500,038
Increase (decrease) in General Partner management fees payable	212,744	3,968
Increase (decrease) in professional fees payable	(66,391)	(139,217)
Increase (decrease) in brokerage commissions payable	12,300	—
Increase (decrease) in directors' fees payable*	1,610	(1,379)
Net cash provided by (used in) operating activities	57,855,658	10,518,782

Cash Flows from Financing Activities:
Addition of partnership shares	353,199,262	11,705,130
Redemption of partnership shares	(80,356,474)	(13,425,987)
Net cash provided by (used in) financing activities	272,842,788	(1,720,857)

Net Increase (Decrease) in Cash and Cash Equivalents	330,698,446	8,797,925

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	83,603,440	80,057,642
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$414,301,886	$88,855,567

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$346,275,914	$79,878,780
Equity in Trading Accounts:
Cash and cash equivalents	68,025,972	8,976,787
Total Cash, Cash Equivalents and Equity in Trading Accounts	$414,301,886	$88,855,567

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended June 30, 2020 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership shares (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on BNO’s collateral holdings, less BNO’s expenses. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO's NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period.

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

United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2020, BNO held 10,020 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER") and the USCF Crescent Crypto Index Fund ("XBET"), each a series of the United States Commodity Index Funds Trust ("USCIFT"). USCF previously served as the sponsor for the United States Agricultural Index Fund (“USAG") a series of USCIFT which was liquidated in 2018. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

In addition, USCF was the sponsor of the USCF Funds Trust, a Delaware statutory trust, and each of its series, the United States 3x Oil Fund (“USOU”) and the United States 3x Short Oil Fund (“USOD”), which listed their shares on the NYSE Arca on July 20, 2017  under the ticker symbols "USOU" and "USOD", respectively.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of June 30, 2020, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares and 150,000,000 shares registered on June 11, 2020

The accompanying unaudited condensed financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the condensed financial statements for the interim period.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. BNO is an investment company and follows the accounting and reporting guidance in FASB Topic 946.

Revenue Recognition

Commodity futures contracts, forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the condensed statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the condensed financial statements. Changes in the unrealized gains or losses between periods are reflected in the condensed statements of operations. BNO earns income on funds held at the custodian or  futures commission merchants (“FCMs”) at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

BNO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2016. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2020.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

BNO receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in BNO’s condensed statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2020 and 2019, BNO incurred $81,500 and $0, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $55,000 for BNO and, in the aggregate for BNO and the Related Public Funds, $574,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $170,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the six months ended June 30, 2020, USCF waived $(276,795) of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business ("BNY Mellon"), to provide BNO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the "BNY Mellon Agreements"), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement.

USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brown Brothers Harriman and Co. ("BBH&Co.") previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for BNO and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to BNO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013. In addition, BNO entered into a Commodity Futures Customer Agreement dated as of May 28, 2020 with RCG Division of Marex Spectron ("RCG") and a Customer Agreement with ED & F Man Capital Markets Inc. ("MCM") on June 5, 2020, pursuant to which RCG and MCM each act as an FCM for BNO. The agreements with BNO's FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other -Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other -Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months	Six months
	ended	ended
	June 30, 2020	June 30, 2019
Total commissions accrued to brokers	$251,852	$51,724
Total commissions as annualized percentage of average total net assets	0.25%	0.11%
Commissions accrued as a result of rebalancing	$217,371	$50,744
Percentage of commissions accrued as a result of rebalancing	86.31%	98.11%
Commissions accrued as a result of creation and redemption activity	$34,481	$980
Percentage of commissions accrued as a result of creation and redemption activity	13.69%	1.89%

The increase in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a higher number of Brent oil futures contracts being held and traded.

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

BNO may enter into futures contracts, options on futures contracts, cleared swaps , and OTC swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires an FCM to segregate all customer transactions and assets from the FCM’s proprietary activities.

To reduce the credit risk that arises in connection with OTC swaps, BNO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

As to OTC swaps, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange-traded futures contracts and securities or cleared swaps, because the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

All of the futures contracts held by BNO through June 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on the Fund and reflect the consequences as appropriate in the Fund's accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Fund and its investments

BNO’s cash and other property, such as Treasuries, deposited with its FCMs are considered commingled with all other customer funds, subject to such FCM’s segregation requirements. In the event of an FCM’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than the total of cash and other property deposited. The insolvency of an FCM could result in the complete loss of BNO’s assets posted with that FCM; however, the majority of BNO’s assets are held in investments in Treasuries, cash and/or cash equivalents with BNO’s custodian and would not be impacted by the insolvency of an FCM. The failure or insolvency of BNO’s custodian, however, could result in a substantial loss of BNO’s assets.

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2020 and December 31, 2019, BNO held investments in money market funds in the amounts of $346,234,714 and $23,000,000 , respectively. BNO also holds cash deposits with its custodian. As of June 30, 2020 and December 31, 2019, BNO held cash deposits and investments in Treasuries in the amounts of $68,067,172  and $60,603,440, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, BNO is exposed to market risk equal to the value of futures contracts purchased and unlimited liability on such contracts sold short or that the value of the futures contract could fall below zero. As both a buyer and a seller of options, BNO pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$7.97	$19.22	$20.91	$15.18
Total income (loss)	2.82	(0.05)	(10.10)	4.03
Total expenses	(0.02)	(0.04)	(0.04)	(0.08)
Net increase (decrease) in net asset value	2.80	(0.09)	(10.14)	3.95
Net asset value, end of period	$10.77	$19.13	$10.77	$19.13

Total Return	35.13%	(0.47)%	(48.49)%	26.02%

Ratios to Average Net Assets
Total income (loss)	41.99%	0.26%	28.07%	22.16%
Management fees*	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees*	0.43%	0.16%	0.43%	0.17%
Expense waived*	(0.27)%	0.01%	(0.27)%	(0.02)%
Net expense excluding management fees*	0.16%	0.17%	0.16%	0.15%
Net income (loss)	41.77%	0.04%	(27.62)%	21.72%
*	Annualized.

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

The following table summarizes the valuation of BNO’s securities at June 30, 2020 using the fair value hierarchy:

At June 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$369,208,444	$369,208,444	$—	$—
Exchange-Traded Futures Contracts
United States Contracts	(1,081,430)	(1,081,430)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$78,785,251	$78,785,251	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,161,610	1,161,610	—	—

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

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value	Fair Value
	Financial	at June 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$(1,081,430)	$1,161,610

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2020		June 30, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$58,538,990		$7,447,370

	Change in unrealized gain (loss) on open positions		$(2,243,040)		$11,816,880

NOTE 8 — RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update ("ASU") No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and the Funds' policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Fund has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

NOTE 9 — SUBSEQUENT EVENTS

BNO has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments, other than the following:

USCF was named as a defendant in a putative stockholder class action on July 10, 2020 by Momo Wang, individually and on behalf of others similarly situated, against defendants United States Oil Fund, LP (“USO”), USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Market Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The putative class action complaint alleged that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The plaintiff alleged that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed effective August 4, 2020.

USCF was named as a defendant in a purported stockholder class action on July 31, 2020 by Moshe Ephrati, individually and on behalf of others similarly situated, against defendants USCF, USO, John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06010.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. Since this stockholder class action makes the same substantive claims made against the same defendants in the stockholder class action commenced by Robert Lucas on June 19, 2020, which is summarized above in “Part II. Other Information - Item 1. Legal

Proceedings,” and is also pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740, it is expected that these two stockholder class actions will be consolidated. The defendants intend to vigorously contest the claims and move for their dismissal.

USCF may have additional actions filed against it based on similar allegations as those that were made in the putative class actions that have been reported.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Brent Oil Fund, LP (“BNO”) included elsewhere in this quarterly report on Form 10-Q.

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause BNO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. BNO believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the crude oil markets and futures markets attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil.; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on BNO’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe BNO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and BNO cannot assure investors that the projections included in these forward-looking statements will come to pass. BNO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil as traded on the ICE Futures Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (“the “Benchmark Futures Contract”), plus interest earned on BNO’s collateral holdings, less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO's NAV for any period of 30 successive valuation days will be within plus/minus 10 percent (10)% of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period.

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

BNO invests primarily in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other oil-

related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) swaps that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of June 30, 2020, BNO held 10,020 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the six months ended June 30, 2020, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2020, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if BNO enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require BNO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by BNO's FCMs.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven downward trend during the six months ended June 30, 2020. The price of the Benchmark Futures Contract started the period at $66.00 per barrel. The high of the period was on January 6, 2020 when the price reached $68.91 per barrel. The low of the period was on April 21, 2020 when the price dropped to $22.17 per barrel. The period ended with the Benchmark Futures Contract at $41.27 per barrel, a decrease of approximately (37.47)% over the period. BNO’s per share NAV began the period at $20.91 and ended the period at $10.77  on June 30, 2020, a decrease of approximately (48.49)% over the period. The Benchmark Futures Contract prices listed above began with the March 2020 contracts and ended with the September 2020 contracts. The decrease of approximately (37.47)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO's Benchmark.”

During the six months ended June 30, 2020, the Brent crude oil futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

Valuation of Oil Futures Contracts and the Computation of the Per Share NAV

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

As of June 30, 2020, BNO had issued 68,650,000 shares, 38,400,000 of which were outstanding. As of June 30, 2020, there were 181,800,000 shares registered but not yet issued.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2020, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

	Six months ended	Six months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$202,583,165	$91,784,753
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$530,493	$1,073,259
Annualized yield based on average daily total net assets	0.53%	2.36%
Management fee	$755,535	$341,364
Total fees and other expenses excluding management fees	$429,521	$77,668
Total amount of the expense waiver	$276,795	$9,395
Expenses before the allowance of the expense waiver	$1,185,056	$419,032
Expenses after the allowance of the expense waiver	$908,261	$409,637
Fees and expenses related the registration or offering of additional shares	$81,500	$—
Total commissions accrued to brokers	$251,852	$51,724
Total commissions as annualized percentage of average total net assets	0.25%	0.11%
Commissions accrued as a result of rebalancing	$217,371	$50,744
Percentage of commissions accrued as a result of rebalancing	86.31%	98.11%
Commissions accrued as a result of creation and redemption activity	$34,481	$980
Percentage of commissions accrued as a result of creation and redemption activity	13.69%	1.89%

Portfolio Expenses. BNO's expenses consist of investment management fees, brokerage fees and commissions, certain offering costs, licensing fees, registration fees, the fees and expenses of the independent directors of USCF and expenses relating to tax accounting and reporting requirements. The management fee that BNO pays to USCF is calculated as a percentage of the total net assets of BNO. The fee is accrued daily and paid monthly.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the six months ended June 30, 2020, compared to the six months ended June 30, 2019.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2020, compared to the six months ended June 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the six months ended June 30, 2020, compared to the six months ended June 30, 2019, was due primarily to a higher number of Brent Crude Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

	Three months ended	Three months ended
	June 30, 2020	June 30, 2019
Average daily total net assets	$322,820,858	$93,760,147
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$233,223	$552,115
Annualized yield based on average daily total net assets	0.29%	2.36%
Management fee	$601,981	$175,319
Total fees and other expenses excluding management fees	$341,669	$38,455
Total amount of the expense waiver	$220,204	$3,391
Expenses before the allowance of the expense waiver	$943,650	$213,774
Expenses after the allowance of the expense waiver	$723,446	$210,383
Fees and expenses related the registration or offering of additional shares	$81,500	$—
Total commissions accrued to brokers	$205,173	$25,440
Total commissions as annualized percentage of average total net assets	0.25%	0.11%
Commissions accrued as a result of rebalancing	$179,543	$25,077
Percentage of commissions accrued as a result of rebalancing	87.51%	98.57%
Commissions accrued as a result of creation and redemption activity	$25,630	$363
Percentage of commissions accrued as a result of creation and redemption activity	12.49%	1.43%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the three months ended June 30, 2020, compared to the three months ended June 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2020, compared to the three months ended June 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the three months ended June 30, 2020, compared to the three months ended June 30, 2019, was due primarily to a higher number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2020, the simple average daily change in the Benchmark Futures Contract was 0.582%, while the simple average daily change in the per share NAV of BNO over the same time period was 0.581%. The average daily difference was 0.001% or (0.1) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was 0.089%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to June 30, 2020, the simple average daily change in the Benchmark Futures Contract was (0.006)%, while the simple average daily change in the per share NAV of BNO over the same time period was (0.008)%. The average daily difference was (0.002)% or (0.2) basis points, where 1 basis point equals 1/100 of 1%). As a percentage of the daily movement of the Benchmark Futures Contract, the average error in daily tracking by the per share NAV was (0.486)%, meaning that over this time period BNO’s tracking error was within the plus or minus 10% range established as its benchmark tracking goal. The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2020. The second graph measures monthly changes since June 30, 2015 through June 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

BNO Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending June 30, 2020)*
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
-60.00%
Jun-15
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
BNO monthly return
CO Benchmark monthly return

An alternative tracking measurement of the return performance of BNO versus the return of its Benchmark Futures Contract can be calculated by comparing the actual return of BNO, measured by changes in its per share NAV, versus the expected changes in its per share NAV under the assumption that BNO’s returns had been exactly the same as the daily changes in its Benchmark Futures Contract.

For the six months ended June 30, 2020, the actual total return of BNO as measured by changes in its per share NAV was (48.49)%. This is based on an initial per share NAV of $20.91 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $10.77. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $10.77 as of June 30, 2020, for a total return over the relevant time period of (48.49)%. The difference between the actual per share NAV total return of BNO of (48.49)% and the expected total return based on the Benchmark Futures Contract of (48.49)% was an error over the time period of 0%, which is to say that BNO’s actual total return tracked to its benchmark. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2019, the actual total return of BNO as measured by changes in its per share NAV was 26.02%. This was based on an initial per share NAV of $15.18 as of December 31, 2019 and an ending per share NAV as of June 30, 2019 of $19.13. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $18.99 as of June 30, 2019, for a total return over the relevant time period of 25.10%. The difference between the actual per share NAV total return of BNO of 26.02% and the expected total return based on the Benchmark Futures Contract of 25.10% was an error over the time period of 0.92%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO's ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO's attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to BNO's NAV. When this income exceeds the level of BNO's expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future historical lows. It is anticipated that fees and expenses paid by BNO may be higher than interest earned by BNO. As such, USCF anticipates that BNO could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2020, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (CO1) vs One-Year Forward Price (CO13)
(10 years ending 6/30/2020)*
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Jun-10
Jun-11
Jun-12
Jun-13
Jun-14
Jun-15
Jun-16
Jun-17
Jun-18
Jun-19
Jun-20
Near Month
13th Month

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2010 and June 30, 2020. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil-producing countries regarding limits on oil production levels. This contango was due to significant market volatility that has occurred and is continuing in the crude oil markets as well as the oil futures markets. Crude oil prices have collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts.  An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity.  In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply.  In the short term, this cut does not close the gap relative to the massive drop in demand. However, the duration of the agreement, lasting until 2022, should allow oil prices to slowly recover as demand re-materializes. The supply cut may also reduce at least some of the unprecedented volatility oil markets experienced in the Spring of 2020.  As the crisis continues into the second quarter of 2020, and potentially beyond, demand weakness and limited storage capacity will continue to put pressure on crude oil in the near term.

Periods of contango or backwardation have not materially impacted BNO's investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both BNO's shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods. Contango may persist for the foreseeable future, potentially at extreme levels, as a result of the unprecedented conditions in the wake of the COVID-19 crisis described above (namely simultaneous oversupply and a collapse in demand for crude oil combined with a lack of on-land storage for crude oil).

Periods of contango or backwardation do not materially impact BNO's investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tend to equally impact the daily percentage changes in price of both BNO's shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Brent Crude Oil Market. During the six months ended June 30, 2020, Brent crude oil prices traded in a range between $68.91 to $19.33. Brent crude fell 37.65% from the end of 2019 through June 30, 2019 to finish the quarter at $41.15.

The simultaneous demand and supply shocks from the COVID-19 pandemic and Saudi-Russia price war precipitated unparalleled risk and volatility in crude oil markets during the first half of 2020. Global demand for crude oil plummeted by as much as 30% in the spring of 2020 as workers around the world stopped driving, airlines cut flight schedules, and companies suspended operations. Meanwhile, U.S. crude oil supply reached 13 million barrels per day (mbd), capping a period of almost continuous growth since 2016. To offset the seemingly unstoppable U.S. production juggernaut, OPEC+ (a loose coalition between OPEC and non-member nations such as Russia and Mexico) had maintained an uneasy series of agreements to curtail their crude oil output in order to support crude oil prices. However, in early March of 2020, Russia refused Saudi Arabia's proposal to extend cuts in response to the COVID-19 demand shock. The kingdom retaliated with a massive production increase, launching an all-out price war in the middle of a pandemic. Although the members of OPEC+ reached a record-shattering agreement in mid-April of 2020, the implementation of new supply cuts came too late to prevent crude oil prices from plummeting to historic lows, culminating in a drop into negative territory for the May WTI crude oil futures contract on April 20, 2020.

During the second quarter of 2020, the International Energy Agency (IEA) reports that crude oil demand fell an average of 16.4 mbd while global crude oil supply declined by an average of 13.7 mbd. Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Supply declined largely due to a historic agreement in April between the United States, OPEC, Russia, and other oil producers. The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from market-driven cuts in the United States. As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd. Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further. Finally, in late June storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

The unprecedented twin crises described above caused unparalleled effects on oil futures markets.

First, multiple record-breaking returns occurred between March and May 2020. Brent crude oil prices averaged $33 during the second quarter of 2020 compared to $51 during the first quarter of 2020 and $64 during calendar year 2019.

Second, crude oil price volatility went off-the-charts. For example, the 30-day annualized volatility of Brent crude oil prices reached 140% after averaging 30% in 2019 and 28% in the first two months of 2020.

Third, futures curves, which can exhibit conditions known as "contango" and "backwardation, moved into a condition that some market experts referred to as "super contango." Specifically, the front month Brent crude oil futures contract fell significantly relative to deferred contract months. On a percentage basis, the difference between the front and second month crude oil contracts was more than double the previous record.

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, Brent crude oil prices rose from a low of $19.33 on April 21, 2020 to end the quarter at $41.15. U.S and China manufacturing PMI's, some GDP forecasts, and other pro-cyclical indicators, while less than rosy, have risen from substantial lows in the spring. However, unemployment in the United States and around the world remains significantly higher than it was before the COVID-19 pandemic. Looking ahead, the full impact of the world's initial response to the COVID-19 pandemic has not been determined, and an alarming spike in cases suggests that more economic pain may lie ahead. On the constructive side for oil prices, OPEC+ compliance with the oil production cuts has been high and production shut-ins in the United States are likely to continue affecting output. The U.S. Energy Information Administration expects crude oil production in the United States to average 11.6 mbd in 2020 and 11 mbd in 2021. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between June 30, 2010 and June 30, 2020, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds and limited to little correlation with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude Oil	Unleaded	Heating	Brent
Correlation Matrix 10 Years	500)	Index)	Index)	(WTI)	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	(0.421)	0.966	0.459	0.538	0.360	0.531
US Gov't Bonds (BEUSG4 Index)		1.000	(0.401)	(0.353)	(0.314)	(0.370)	(0.396)
Global Equities (FTSE World Index)			1.000	0.488	0.554	0.407	0.565
Crude Oil (WTI)				1.000	0.732	0.776	0.891
Unleaded Gasoline					1.000	0.661	0.799
Heating Oil						1.000	0.076
Brent Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended June 30, 2020, movement of Brent crude oil was somewhat correlated with the movements of diesel-heating oil. However, movements in Brent crude oil were strongly correlated with movements in large cap U.S. equities, global equities, U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited negative correlation to U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Unleaded	Heating	Brent
Correlation Matrix 1 Year	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	(0.595)	0.993	0.509	0.778	0.316	0.777
US Gov't Bonds (BEUSG4 Index)		1.000	(0.637)	(0.458)	(0.557)	(0.547)	(0.590)
Global Equities (FTSE World Index)			1.000	0.558	0.810	0.396	0.813
Crude Oil				1.000	0.879	0.885	0.907
Unleaded Gasoline					1.000	0.691	0.980
Heating Oil						1.000	0.122
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO's account at its custodian bank and in Treasuries at its FCMs. Income received from BNO's investments in money market funds and Treasuries is paid to BNO. During the six months ended June 30, 2020, BNO's expenses did exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2020, BNO used other assets to pay expenses. To the extent expenses exceed income, BNO's NAV will be negatively impacted.

USCF endeavors to have the value of BNO's Treasuries, cash and cash equivalents, whether held by BNO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Interests. Commodity pools' trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract's (or other commodity interest's) entire market value. While USCF has not and does not intend to leverage BNO's assets, it is not prohibited from doing so under the LP Agreement.

Although permitted to do so under its LP Agreement, BNO has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, BNO's investments will take into account the need for BNO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, BNO becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

BNO's investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2020, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

Since the initial offering of shares, BNO has been responsible for expenses relating to: (i) management fees, (ii) brokerage fees and commissions, (iii) licensing fees for the use of intellectual property, (iv) ongoing registration expenses in connection with offers and sales of its shares subsequent to the initial offering, (v) other expenses, including tax reporting costs, (vi) fees and expenses of the independent directors of USCF and (vii) other extraordinary expenses not in the ordinary course of business.

BNO may terminate at any time, regardless of whether BNO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by BNO or third parties or otherwise that would lead BNO to determine that it could no longer foreseeably meet its business objective or that BNO's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of BNO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of BNO could cause BNO, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require BNO to terminate BNO. BNO's termination would cause the liquidation and potential loss of an investor's investment. Termination could also negatively affect the overall maturity and timing of an investor's investment portfolio.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO's assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account BNO's assets related to foreign Futures Contracts trading. During the six months ended June 30, 2020, the only foreign exchange on which BNO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

In the future, BNO may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of June 30, 2020, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $414,301,886 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2020, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO's financial position.

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

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of BNO's condensed financial statements and it’s SEC, NFA and CFTC reports. BNO also pays the fees and expenses associated with its tax accounting and reporting requirements.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of BNO's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

In addition to USCF’s management fee, BNO pays its brokerage fees (including fees to FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of BNO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to FCMs are on a contract-by-contract, or round turn, basis. BNO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of June 30, 2020, BNO's portfolio consisted of 10,020 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of June 30, 2020, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO's current holdings, please see BNO's website at www.uscfinvestments.com.

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

During six month reporting period ended June 30, 2020, BNO did not limit its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

USCF, as the general partner of BNO and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the normal course of business or otherwise. Except as described herein, it is not currently party to any material legal proceedings.

USCF was named as a defendant in a purported stockholder class action on June 19, 2020 by Robert Lucas, individually and on behalf of others similarly situated, against defendants USCF, United States Oil Fund, LP (“USO”), John P. Love and Stuart P. Crumbaugh. The stockholder class action is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-04740.

The putative class action complaint alleges that beginning in March 2020, in connection with USO's registration and issuance of additional USO shares, defendants failed to disclose to investors certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiff alleges that defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The complaint seeks to certify a class and award the class compensatory damages at an amount to be determined at trial. The defendants intend to vigorously contest such claims and move for their dismissal.

Item 1A. Risk Factors.

Other than the risk factors set forth below, there have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed on March 13, 2020.

Investment Risk

Economic conditions impacting Brent crude oil.

The demand for Brent crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (e.g. COVID-19) government austerity programs, or currency exchange rate fluctuations, can also impact the demand for Brent crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics, such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for Brent crude oil.

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

However, there can be no assurance that such non-correlation will continue during future periods. If, contrary to historic patterns, BNO's performance were to move in the same general direction as the financial markets, investors will obtain little or no diversification benefits from an investment in BNO's shares. In such a case, BNO may have no gains to offset losses from other investments, and investors may suffer losses on their investment in BNO at the same time they incur losses with respect to other investments.

Variables such as drought, floods, weather, pandemics, embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Futures Contracts and Other Crude Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject BNO's investments to greater volatility than investments in traditional securities.

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

Correlation Risk

An investment in BNO is not a proxy for investing in the crude oil markets, and the daily percentage changes in the price of the Benchmark Futures Contract, or the NAV of BNO, may not correlate with daily percentage changes in the spot price of Brent crude oil.

An investment in BNO is not a proxy for investing in the crude oil markets. To the extent that investors use BNO as a means of indirectly investing in crude oil, there is the risk that the daily changes in the price of BNO's shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of Brent crude oil on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of BNO's NAV; the changes in BNO's NAV do not correlate closely with the changes in the price of the Benchmark Futures Contract; or the changes in the price of the Benchmark Futures Contract do not closely correlate with the changes in the cash or spot price of Brent crude oil. This is a risk because if these correlations do not exist, then investors may not be able to use BNO as a cost-effective way to indirectly invest in Brent crude oil or as a hedge against the risk of loss in Brent crude oil-related transactions. The degree of correlation among BNO's share price, the price of the Benchmark Futures Contract and the spot price of Brent crude oil depends upon circumstances such as variations in the speculative oil market, supply of and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Crude Oil-Related Investments, and technical influences on trading oil futures contracts. Investors who are not experienced in investing in oil futures contracts or the factors that influence that market or speculative trading in the crude oil markets and may not have the background or ready access to the types of information that investors familiar with these markets may have and, as a result, may be at greater risk of incurring losses from trading in BNO shares than such other investors with such experience and resources.

Natural forces in the oil futures market known as "backwardation" and "contango" may increase BNO's tracking error and/or negatively impact total return.

The design of BNO's Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a Brent crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as "backwardation" in the futures market, then absent the impact of the overall movement in Brent crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a Brent crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as "contango" in the futures market, then absent the impact of the overall movement in Brent crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including "super contango" (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred, and may continue to occur for an unknown duration, in the crude oil futures markets due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when dispute among oil-producing countries regarding limitations on the production of oil also were occurring.

When compared to total return of other price indices, such as the spot price of Brent crude oil, the impact of backwardation and contango may cause the total return of BNO's per share NAV to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango could have a significant negative impact on BNO's per share NAV and total return and investors could lose part or all of their investment.

Other Risks

BNO could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

Although BNO does not and will not borrow money or use debt to satisfy its margin or collateral obligations in respect of its investments, it could become leveraged if BNO were to hold insufficient assets that would allow it to meet not only the current, but also future, margin or collateral obligations required for such investments. Such a circumstance could occur if BNO were to hold assets that have a value of less than zero.

USCF endeavors to have the value of BNO's Treasuries, cash and cash equivalents, whether held by BNO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Crude Oil-Related Investments. Although permitted to do so under its Limited Partnership Agreement, BNO has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, BNO's investments will take into account the need for BNO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, BNO becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero. If market conditions require it, these risk reduction procedures may occur on short notice.

BNO and USCF may have conflicts of interest, which may permit them to favor their own interests to the detriment of shareholders.

BNO is subject to actual and potential inherent conflicts involving USCF, various commodity futures brokers and Authorized Participants. USCF's officers, directors and employees do not devote their time exclusively to BNO and also are directors, officers or employees of other entities that may compete with BNO for their services. They could have a conflict between their responsibilities to BNO and to those other entities. As a result of these and other relationships, parties involved with BNO have a financial incentive to act in a manner other than in the best interests of BNO and the shareholders. USCF has not established any formal procedure to resolve conflicts of interest. Consequently, investors are dependent on the good faith of the respective parties subject to such conflicts of interest to resolve them equitably. Although USCF attempts to monitor these conflicts, it is extremely difficult, if not impossible, for USCF to ensure that these conflicts do not, in fact, result in adverse consequences to the shareholders.

USCF serves as the general partner or sponsor of BNO and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for BNO may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the ICE Futures Exchange, BNO purchased Futures Contracts, this decision could impact BNO's ability to purchase additional Futures Contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the ICE Futures Exchange. Similar situations could adversely affect the ability of other Related Public Funds to track the Benchmark Futures Contract, to the extent such fund has a Benchmark Futures Contract.

BNO may also be subject to certain conflicts of interest with respect to its FCMs, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third-party accounts traded through the FCMs. In addition, USCF's principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as BNO trades using the clearing broker to be used by BNO. A potential conflict also may occur if USCF's principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by BNO.

BNO could terminate at any time and cause the liquidation and potential loss of an investor's investment and could upset the overall maturity and timing of an investor's investment portfolio.

BNO may terminate at any time, regardless of whether BNO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by BNO or third parties or otherwise that would lead BNO to determine that it could no longer foreseeably meet its investment objective or that BNO's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of BNO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, or removal of USCF as the general partner of BNO, could cause BNO to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate BNO. BNO's termination would cause the liquidation and potential loss of an investor's investment. Termination could also negatively affect the overall maturity and timing of an investor's investment portfolio.

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

(c)

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 86 baskets (comprising 8,650,000 shares) during the second quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price
Period	Redeemed	Per Share
4/1/20 to 4/30/20	2,000,000	$6.98
5/1/20 to 5/31/20	3,000,000	$9.88
6/1/20 to 6/30/20	3,650,000	$10.77
Total	8,650,000

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Filed herewith.

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

Date: August 7, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 7, 2020