Form 10-Q
period 2020-09-30
United States Brent Oil Fund, LP
filed 2020-11-06
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2020.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 31,250,000 outstanding shares as of November 2, 2020.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $296,827,349 and $72,725,833, respectively) (Notes 2 and 5)	$296,827,349	$72,725,833
Equity in trading accounts:
Cash and cash equivalents (at cost $66,696,908 and $10,877,607, respectively)	66,696,908	10,877,607
Unrealized gain (loss) on open commodity futures contracts	(6,467,200)	1,161,610
Receivable from General Partner (Note 3)	497,324	80,032
Dividends receivable	3,814	26,116
Interest receivable	5,378	4,902
Prepaid insurance*	4,848	2,132
Prepaid registration fees	159,902	—
ETF transaction fees receivable	21	—

Total Assets	$357,728,344	$84,878,232

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$231,291	$52,399
Professional fees payable	112,918	117,559
Brokerage commissions payable	15,505	2,816
Directors’ fees payable*	5,388	3,272

Total Liabilities	365,102	176,046

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	357,363,242	84,702,186
Total Partners’ Capital	357,363,242	84,702,186

Total Liabilities and Partners’ Capital	$357,728,344	$84,878,232

Limited Partners’ shares outstanding	33,400,000	4,050,000
Net asset value per share	$10.70	$20.91
Market value per share	$10.65	$20.85

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP
Condensed Schedule of Investments (Unaudited)
At September 30, 2020

Fair Value/
Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Oil Futures CO December 2020 contracts, expiring October 2020*	$363,859,900	8,449	$(6,467,200)	(1.81)

	Shares/Principal	Market	% of Partners'
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01%#	$201,000	$201,000	0.06
Goldman Sachs Financial Square Funds - Government Fund - Class FS, 0.00%#	20,086,000	20,086,000	5.62
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.03%#	10,060,000	10,060,000	2.81
Total United States Money Market Funds		$30,347,000	8.49
#	Reflects the 7-day yield at September 30, 2020.
*	Collateral amounted to $66,696,908 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$4,940,930	$7,012,170	$63,479,920	$14,459,540
Change in unrealized gain (loss) on open commodity futures contracts	(5,385,770)	(12,158,780)	(7,628,810)	(341,900)
Dividend income	68,536	133,489	252,241	455,302
Interest income*	31,647	345,384	378,435	1,096,830
ETF transaction fees	9,100	1,750	40,971	6,300

Total Income (Loss)	$(335,557)	$(4,665,987)	$56,522,757	$15,676,072

Expenses
General Partner management fees (Note 3)	$758,726	$162,830	$1,514,261	$504,194
Professional fees	113,298	36,421	197,177	53,778
Brokerage commissions	161,652	26,184	413,504	77,908
Directors’ fees and insurance	8,235	5,318	20,525	13,905
Registration fees	87,470	—	168,970	—

Total Expenses	1,129,381	230,753	2,314,437	$649,785
Expense waiver	(220,529)	(35,357)	(497,324)	(44,752)
Net Expenses	$908,852	$195,396	$1,817,113	$605,033

Net Income (Loss)	$(1,244,409)	$(4,861,383)	$54,705,644	$15,071,039
Net Income (Loss) per limited partner share	$(0.07)	$(1.04)	$(10.21)	$2.91
Net Income (Loss) per weighted average limited partner share	$(0.03)	$(1.04)	$2.13	$3.14
Weighted average limited partner shares outstanding	35,792,391	4,665,217	25,678,832	4,806,227
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement in Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2020 and 2019

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Balances at beginning of period	$413,495,048	$91,836,193	$84,702,186	$73,624,628
Addition of 2,700,000, 300,000, 45,850,000 and 950,000 partnership shares, respectively	30,138,640	5,329,690	383,337,923	17,034,820
Redemption of (7,700,000), (850,000), (16,500,000) and (1,550,000) partnership shares, respectively	(85,026,037)	(15,401,520)	(165,382,511)	(28,827,507)
Net income (loss)	(1,244,409)	(4,861,383)	54,705,644	15,071,039

Balances at end of period	$357,363,242	$76,902,980	$357,363,242	$76,902,980
*	General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2020 and 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net income (loss)	$54,705,644	$15,071,039
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	7,628,810	341,900
(Increase) decrease in receivable from General Partner	(417,292)	36,890
(Increase) decrease in dividends receivable	22,302	(16,991)
(Increase) decrease in ETF transaction Fees receivable	(21)	—
(Increase) decrease in interest receivable	(476)	(904)
(Increase) decrease in prepaid insurance*	(2,716)	(2,767)
(Increase) decrease in prepaid registration fees	(159,902)	—
Increase (decrease) in General Partner management fees payable	178,892	963
Increase (decrease) in professional fees payable	(4,641)	(107,763)
Increase (decrease) in brokerage commissions payable	12,689	—
Increase (decrease) in directors' fees payable*	2,116	314
Net cash provided by (used in) operating activities	61,965,405	15,322,681

Cash Flows from Financing Activities:
Addition of partnership shares	383,337,923	17,034,820
Redemption of partnership shares	(165,382,511)	(28,827,507)
Net cash provided by (used in) financing activities	217,955,412	(11,792,687)

Net Increase (Decrease) in Cash and Cash Equivalents	279,920,817	3,529,994

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	83,603,440	80,057,642
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$363,524,257	$83,587,636

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$296,827,349	$71,249,689
Equity in Trading Accounts:
Cash and cash equivalents	66,696,908	12,337,947
Total Cash, Cash Equivalents and Equity in Trading Accounts	$363,524,257	$83,587,636

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended September 30, 2020 (Unaudited)

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

United States Commodity Funds LLC (“USCF”), the general partner of BNO, believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of September 30, 2020, BNO held 8,449 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER") and the USCF Crescent Crypto Index Fund (“XBET”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCF previously served as the sponsor for the United States Agricultural Index Fund (“USAG") a series of USCIFT which was liquidated in 2018. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020. USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of September 30, 2020, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares and 150,000,000 shares registered on June 11, 2020.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2020.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2020.

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

NOTE 3 — FEES PAID BY THE FUNDS AND RELATED PARTY TRANSACTIONS

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2020 and 2019, BNO incurred $168,970 and $0, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $35,000 for BNO and, in the aggregate for BNO and the Related Public Funds, $574,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $250,000 for the year ending December 31, 2020. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the nine months ended September 30, 2020, USCF waived $(497,324) of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013. In addition, BNO entered into a Commodity Futures Customer Agreement dated as of May 28, 2020 with RCG Division of Marex Spectron ("RCG") and a Customer Agreement with ED & F Man Capital Markets Inc. ("MCM") on June 5, 2020, pursuant to which RCG and MCM each act as an FCM for BNO. The agreements with BNO’s FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other -Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other -Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Total commissions accrued to brokers	$413,504	$77,908
Total commissions as annualized percentage of average total net assets	0.20%	0.12%
Commissions accrued as a result of rebalancing	$396,633	$76,209
Percentage of commissions accrued as a result of rebalancing	95.92%	97.82%
XCommissions accrued as a result of creation and redemption activity	$16,871	$1,699
Percentage of commissions accrued as a result of creation and redemption activity	4.08%	2.18%

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of Brent oil futures contracts being held and traded.

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

BNO may enter into futures contracts, options on futures contracts, cleared swaps, and OTC-swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties.

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

All of the futures contracts held by BNO through September 30, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on the Fund and reflect the consequences as appropriate in the Fund’s accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on the Fund and its investments.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2020 and December 31, 2019, BNO held investments in money market funds in the amounts of $30,347,000 and $23,000,000, respectively. BNO also holds cash deposits with its custodian. As of September 30, 2020 and December 31, 2019, BNO held cash deposits and investments in Treasuries in the amounts of $333,177,257 and $60,603,440, respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2020 and 2019 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$10.77	$19.13	$20.91	$15.18
Total income (loss)	(0.04)	(1.00)	(10.12)	3.04
Total expenses	(0.03)	(0.04)	(0.09)	(0.13)
Net increase (decrease) in net asset value	(0.07)	(1.04)	(10.21)	2.91
Net asset value, end of period	$10.70	$18.09	$10.70	$18.09

Total Return	(0.65)%	(5.44)%	(48.83)%	19.17%

Ratios to Average Net Assets
Total income (loss)	(0.08)%	(5.42)%	20.96%	17.44%
Management fees*	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees*	0.37%	0.31%	0.40%	0.22%
Expense waived*	(0.22)%	(0.16)%	(0.25)%	(0.07)%
Net expense excluding management fees*	0.15%	0.15%	0.15%	0.15%
Net income (loss)	(0.31)%	(5.64)%	20.28%	16.77%
*	Annualized.

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

The following table summarizes the valuation of BNO’s securities at September 30, 2020 using the fair value hierarchy:

At September 30, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$30,347,000	$30,347,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(6,467,200)	(6,467,200)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2019 using the fair value hierarchy:

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$78,785,251	$78,785,251	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,161,610	1,161,610	—	—

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

Fair Value of Derivative Instruments

	Condensed	Fair Value	Fair Value
	Statements of Financial	at September 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$(6,467,200)	$1,161,610

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2020		September 30, 2019
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Derivatives not Accounted for as Hedging Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$63,479,920		$14,459,540

	Change in unrealized gain (loss) on open positions		$(7,628,810)		$(341,900)

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

NOTE 9 — SUBSEQUENT EVENTS

The Trust has performed an evaluation of subsequent events through the date the condensed financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosures and/or adjustments.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of September 30, 2020, BNO held 8,449 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the nine months ended September 30, 2020, BNO exceeded accountability levels imposed by the ICE Futures when it held a maximum of 10,997 Futures Contracts on the ICE Futures Europe, exceeding the "any" month limit. No action was taken by the ICE Futures and BNO did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2020, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if BNO enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps are expected in the future, and, when finalized, could require BNO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by BNO’s FCMs.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven downward trend during the nine months ended September 30, 2020. The price of the Benchmark Futures Contract started the period at $66.00 per barrel. The high of the period was on January 6, 2020 when the price reached $68.91 per barrel. The low of the period was on April 21, 2020 when the price dropped to $22.17 per barrel. The period ended with the Benchmark Futures Contract at $42.30 per barrel, a decrease of approximately (35.91)% over the period. BNO’s per share NAV began the period at $20.91 and ended the period at $10.70 on September 30, 2020, a decrease of approximately (48.83)% over the period. The Benchmark Futures Contract prices listed above began with the March 2020 contracts and ended with the December 2020 contracts. The decrease of approximately (35.91)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the nine months ended September 30, 2020, the Brent crude oil futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of September 30, 2020, BNO had issued 71,350,000 shares, 33,400,000 of which were outstanding. As of September 30, 2020, there were 178,650,000 shares registered but not yet issued. BNO has registered 250,000,000 shares since inception.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2020, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

	Nine months ended	Nine months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$269,693,354	$89,880,822
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$630,676	$1,552,132
Annualized yield based on average daily total net assets	0.31%	2.31%
Management fee	$1,514,261	$504,194
Total fees and other expenses excluding management fees	$800,176	$145,591
Total amount of the expense waiver	$497,324	$44,752
Expenses before the allowance of the expense waiver	$2,314,437	$649,785
Expenses after the allowance of the expense waiver	$1,817,113	$605,033
Fees and expenses related the registration or offering of additional shares	$168,970	$—
Total commissions accrued to brokers	$413,504	$77,908
Total commissions as annualized percentage of average total net assets	0.20%	0.12%
Commissions accrued as a result of rebalancing	$396,633	$76,209
Percentage of commissions accrued as a result of rebalancing	95.92%	97.82%
Commissions accrued as a result of creation and redemption activity	$16,871	$1,699
Percentage of commissions accrued as a result of creation and redemption activity	4.08%	2.18%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the nine months ended September 30, 2020, compared to the nine months ended September 30, 2019, was due primarily to a higher number of Brent Crude Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

	Three months ended	Three months ended
	September 30, 2020	September 30, 2019
Average daily total net assets	$402,454,813	$86,135,043
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$100,183	$478,873
Annualized yield based on average daily total net assets	0.10%	2.21%
Management fee	$758,726	$162,830
Total fees and other expenses excluding management fees	$370,655	$67,923
Total amount of the expense waiver	$220,529	$35,357
Expenses before the allowance of the expense waiver	$1,129,381	$230,753
Expenses after the allowance of the expense waiver	$908,852	$195,396
Fees and expenses related the registration or offering of additional shares	$87,470	$—
Total commissions accrued to brokers	$161,652	$26,184
Total commissions as annualized percentage of average total net assets	0.61%	0.12%
Commissions accrued as a result of rebalancing	$155,057	$25,465
Percentage of commissions accrued as a result of rebalancing	95.92%	97.25%
Commissions accrued as a result of creation and redemption activity	$6,595	$719
Percentage of commissions accrued as a result of creation and redemption activity	4.08%	2.75%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the three months ended September 30, 2020, compared to the three months ended September 30, 2019.

The increase in total fees and other expenses excluding management fees for the three months ended September 30, 2020, compared to the three months ended September 30, 2019 was due primarily to an increase in total commissions accrued to brokers and expenses related to the registration or offering of additional shares.

The increase in total commissions accrued to brokers for the three months ended September 30, 2020, compared to the three months ended September 30, 2019, was due primarily to a higher number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2020, the average daily change in the Benchmark Futures Contract was (0.297%), while the average daily change in the per share NAV of BNO over the same time period was (0.299)%. The average daily difference was (0.002%) (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was (0.897)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well BNO tracks its benchmark.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to September 30, 2020, the average daily change in the Benchmark Futures Contract was (0.006)%, while the average daily change in the per share NAV of BNO over the same time period was (0.008)%. The average daily difference was (0.002%) or ((0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was (0.485)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well BNO tracks its benchmark.

The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2020. The second graph measures monthly changes since September 30, 2015 through September 30, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

BNO Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending September 30, 2020)*
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
-60.00%
Sep-15
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
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

For the nine months ended September 30, 2020, the actual total return of BNO as measured by changes in its per share NAV was (48.83)%. This is based on an initial per share NAV of $20.91 as of December 31, 2019 and an ending per share NAV as of September 30, 2020 of $10.70. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $10.73 as of September 30, 2020, for a total return over the relevant time period of (48.69)%. The difference between the actual per share NAV total return of BNO of (48.83)% and the expected total return based on the Benchmark Futures Contract of (48.69)% was a difference over the time period of (0.14)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2019, the actual total return of BNO as measured by changes in its per share NAV was 19.17%. This was based on an initial per share NAV of $15.18 as of December 31, 2019 and an ending per share NAV as of September 30, 2019 of $18.09. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $17.90 as of September 30, 2019, for a total return over the relevant time period of 17.92%. The difference between the actual per share NAV total return of BNO of 19.17% and the expected total return based on the Benchmark Futures Contract of 17.92% was a difference over the time period of 1.25%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2020. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by BNO may be higher than interest earned by BNO. As such, USCF anticipates that BNO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2020, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (CO1) vs One-Year Forward Price (CO13)
(10 years ending 9/30/2020)*
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$0.00
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20
Near Month
13th Month

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2010 and September 30, 2020. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Near Month Price (CO1) minus One-Year Forward Price (CO13)
(10 years ending 9/30/2020)*
$20.00
$15.00
$10.00
$5.00
$0.00
-$5.00
-$10.00
-$15.00
-$20.00
Backwardation Market
Contango Market
Sep-10
Sep-11
Sep-12
Sep-13
Sep-14
Sep-15
Sep-16
Sep-17
Sep-18
Sep-19
Sep-20

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation, with backwardation being in place somewhat more often than contango since Brent oil futures trading started in 1988. In recent years, Brent crude oil markets were primarily in backwardation. However, as a result of the COVID-19 crisis and Saudi-Russia price war, demand has fallen sharply and supply increased simultaneously, resulting in Brent crude oil markets moving into steep contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels. This level of contango was due to significant market volatility that occurred in the Brent crude oil markets as well as the oil futures markets.

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil-producing countries regarding limits on oil production levels. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020.

Periods of contango or backwardation have not materially impacted BNO’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract since the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both BNO’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods. Contango may persist for the foreseeable future, potentially at extreme levels at times, as a result of the ongoing uncertainty in the wake of the COVID-19 crisis.

Brent Crude Oil Market. During the nine months ended September 30, 2020, Brent crude oil prices traded in a range between $19.33 to $68.91. Brent crude fell (35.91)% from the end of 2019 through September 30, 2019 to finish the quarter at $42.30.

The simultaneous demand and supply shocks from the COVID-19 pandemic and Saudi-Russia price war precipitated unparalleled risk and volatility in crude oil markets during the first half of 2020. Global demand for crude oil plummeted by as much as 30% in the spring of 2020 as workers around the world stopped driving, airlines cut flight schedules, and companies suspended operations. Meanwhile, U.S. crude oil supply reached 13 million barrels per day (mbd), capping a period of almost continuous growth since 2016. To offset the seemingly unstoppable U.S. production juggernaut, OPEC+ (a loose coalition between OPEC and non-member nations such as Russia and Mexico) had maintained an uneasy series of agreements to curtail their crude oil output in order to support crude oil prices. However, in early March of 2020, Russia refused Saudi Arabia’s proposal to extend cuts in response to the COVID-19 demand shock. The kingdom retaliated with a massive production increase, launching an all-out price war in the middle of a pandemic. Although the members of OPEC+ reached a record-shattering agreement in mid-April of 2020, the implementation of new supply cuts came too late to prevent crude oil prices from plummeting to historic lows, culminating in a drop into negative territory for the May WTI crude oil futures contract on April 20, 2020.

During the second quarter of 2020, the International Energy Agency (IEA) reported that crude oil demand fell an average of 16.4 mbd while global crude oil supply declined by an average of 13.7 mbd. Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Supply declined largely due to the historic agreement in April between the United States, OPEC, Russia, and other oil producers. The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from marketdriven cuts in the United States. As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd. Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further. Finally, in late June storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

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

Third, futures curves, which can exhibit conditions known as “contango” and “backwardation, moved into a condition that some market experts referred to as “super contango.” Specifically, the front month Brent crude oil futures contract fell significantly relative to deferred contract months. On a percentage basis, the difference between the front and second month crude oil contracts was more than double the previous record.

During the third quarter of 2020, as economies reopened and OPEC+ supply cuts were absorbed by the market, Brent crude oil prices rose from all-time lows in the spring of 2020 to stabilize above $43. The full impact of the world’s initial response to the COVID-19 pandemic still has not been determined, and rising cases suggest that more economic pain may lie ahead. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between September 30, 2010 and September 30, 2020, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds and limited to little correlation with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude Oil	Unleaded	Heating	Brent
Correlation Matrix 10 Years	600)	Index)	Index)	(WTI)	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	(0.419)	0.965	0.450	0.531	0.337	0.524
US Gov’t Bonds (BEUSG4 Index)		1.000	0.407	(0.350)	(0.309)	0.365	(0.395)
Global Equities (FTSE World Index)			1.000	0.484	0.555	0.391	0.563
Crude Oil (WTI)				1.000	0.732	0.770	0.889
Unleaded Gasoline					1.000	0.665	0.801
Heating Oil						1.000	0.070
Brent Oil							1.000

Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended September 30, 2020, movement of Brent crude oil was somewhat correlated with the movements of diesel-heating oil. However, movements in Brent crude oil were strongly correlated with movements in large cap U.S. equities, global equities, U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited negative correlation to U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large	US	Global
	Cap US	Gov’t	Equities
	Equities	Bonds	(FTSE
	(S&P	(BEUSG4	World	Crude	Unleaded	Heating	Brent
Correlation Matrix 1 Year	500)	Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	(0.680)	0.991	0.490	0.743	0.278	0.761
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.732)	(0.501)	(0.582)	(0.595)	(0.653)
Global Equities (FTSE World Index)			1.000	0.544	0.787	0.377	0.810
Crude Oil				1.000	0.878	0.840	0.894
Unleaded Gasoline					1.000	0.696	0.981
Heating Oil						1.000	0.118
Brent Oil							1.000

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in Treasuries at its FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the nine months ended September 30, 2020, BNO’s expenses did exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2020, BNO used other assets to pay expenses. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

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

Although permitted to do so under its LP Agreement, BNO has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with the foregoing, BNO’s investments will take into account the need for BNO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, BNO becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2020, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

BNO may terminate at any time, regardless of whether BNO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by BNO or third parties or otherwise that would lead BNO to determine that it could no longer foreseeably meet its business objective or that BNO’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of BNO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of BNO could cause BNO, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require BNO to terminate BNO. BNO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

Market Risk

Trading in Futures Contracts and Other Crude Oil-Related Investments, such as forwards, involves BNO entering into contractual commitments to purchase or sell crude oil at a specified date in the future. The aggregate market value of the contracts will significantly exceed BNO’s future cash requirements since BNO intends to close out its open positions prior to settlement. As a result, BNO is generally only subject to the risk of loss arising from the change in value of the contracts. BNO considers the “fair value” of its derivative instruments to be the unrealized gain or loss on the contracts. The market risk associated with BNO’s commitments to purchase crude oil is limited to the aggregate market value of the contracts held. However, should BNO enter into a contractual commitment to sell crude oil, it would be required to make delivery of the crude oil at the contract price, repurchase the contract at prevailing prices or settle in cash. Since there are no limits on the future price of crude oil, the market risk to BNO could be unlimited.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account BNO's assets related to foreign Futures Contracts trading. During the nine months ended September 30, 2020, the only foreign exchange on which BNO made investments was the ICE Futures, which is a London based futures exchange. Those crude oil contracts are denominated in U.S. dollars.

In the future, BNO may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this quarterly report on Form 10-Q for a discussion of OTC swaps.

As of September 30, 2020, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $363,524,257 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO's custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2020, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO's exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO's financial position.

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

As of September 30, 2020, BNO's portfolio consisted of 8,449 Brent Crude Oil Futures CO Contracts traded on the ICE Europe. As of September 30, 2020, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO's current holdings, please see BNO's website at www.uscfinvestments.com.

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

During nine month reporting period ended September 30, 2020, BNO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, BNO may be involved in legal proceedings arising primarily from the ordinary course of its business. USL is not currently party to any material legal proceedings. In addition, USCF, as the general partner of BNO and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a "Wells Notice" from the staff of the SEC (the "SEC Wells Notice"). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO's actions.

On August 19, 2020, USCF, USO, and John Love received a Wells Notice from the staff of the CFTC (the "CFTC Wells Notice"). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO's actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO's disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas, on behalf of all persons who purchased USO securities during the period from March 19, 2020 to April 28, 2020, asserting claims under the Securities Exchange Act of 1934 (the “Lucas Class Action”). On July 31, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Moshe Ephrati, on behalf of all persons and entities who purchased or otherwise acquired USO securities during the period from March 19, 2020 to April 28, 2020 (the “Ephrati Class Action”). On August 13, 2020, USCF, USO, John P. Love and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported stockholder Danny Palacios, on behalf of all persons who purchased USO securities during the period from February 25, 2020 to April 28, 2020 (the “Palacios Class Action”).

The Lucas, Ephrati, and Palacios Class Action complaints each challenged disclosures in a March 19, 2020 registration statement as well as subsequent public statements. The Palacios Class Action complaint also challenged disclosures in a February 25, 2020 prospectus and related registration statement. The Lucas, Ephrati, and Palacios Class Action complaints each alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. Plaintiffs alleged that USCF, USO, and the other defendants possessed inside knowledge about the consequences of these converging adverse events on USO and did not sufficiently acknowledge them until late April and May 2020, after USO suffered losses and was allegedly forced to abandon its investment strategy. The Lucas, Ephrati, and Palacios Class Action complaints each sought to certify a class and award the class compensatory damages at an amount to be determined at trial.

On August 18, 2020, pursuant to the Private Securities Litigation Reform Act (“PSLRA”), 15 U.S.C. § 78u-4, motions were filed seeking to consolidate the Lucas, Ephrati, and Palacios Class Actions, appoint a lead plaintiff, and approve selection of lead counsel.

On September 16, 2020, the U.S. District Court for the Southern District of New York entered an order that consolidated the Class Actions under the caption In re: United States Oil Fund, LP Securities Litigation, No. 20-cv-4740 (PGG), appointed Nutit, A.S. as lead plaintiff, and approved lead counsel. The order also set a schedule for filing any amended or consolidated complaint and briefing on defendants’ anticipated motion(s) to dismiss, which contemplates that briefing will be completed on or before April 15, 2021. Any other related securities class actions filed in, or transferred to, the U.S. District Court for the Southern District of New York, in the future also will be consolidated into In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re: United States Oil Fund, LP Securities Litigation and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, asserting claims under the Securities Act of 1933 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the Securities Act of 1933, challenging disclosures in a March 19, 2020 registration statement. It alleged that defendants in the Wang Class Action failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The putative stockholder class action was pending in the U.S. District Court for the Northern District of California as Case No. 3:20-cv-4596 but was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, , purported shareholder Darshan Mehan filed a complaint derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs.

USCF, USO, and the other defendants intend to vigorously contest such claims and move for their dismissal.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate actions derivatively on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson. The Cantrell complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06974 (the “Cantrell Action”). The AML complaint is pending in the U.S. District Court for the Southern District of New York as Civil Action No. 1:20-cv-06981 (the “AML Action”).

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the Exchange Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and alleged performance, and defendants’ alleged actions in respect thereof, in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, pursuant to a joint stipulation, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, No. 1:20-cv-06974 (PGG), appointing co-lead counsel, and ordering the parties to meet and confer regarding a proposed schedule and a stay of the consolidated action pending resolution of any forthcoming motions to dismiss the related In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation and move for their dismissal.

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

(c)

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 154 baskets (comprising 7,700,000 shares) during the third quarter of the year ending December 31, 2020. The following table summarizes the redemptions by Authorized Participants during the nine months ended September 30, 2020:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price
Period	Redeemed	Per Share
7/1/20 to 7/31/20	2,900,000	$11.26
8/1/20 to 8/31/20	1,550,000	$11.74
9/1/20 to 9/30/20	3,250,000	$10.78
Total	7,700,000

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

Date: November 6, 2020

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 6, 2020