Form 10-K
period 2020-12-31
United States Brent Oil Fund, LP
filed 2021-02-26
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

⌧   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2020.

or

◻   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from          to          .

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

Securities registered or to be registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ◻   Yes   ⌧   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ◻   Yes   ⌧   No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧   Yes   ◻   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧   Yes   ◻   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	⌧

Non-Accelerated Filer	◻	Smaller Reporting Company	☐

Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ◻   Yes   ⌧   No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2020 was $414,336,000.

The registrant had 24,600,000 outstanding shares as of February 10, 2021.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Brent Oil Fund, LP

Part I

Item 1. Business.

What is BNO?

The United States Brent Oil Fund, LP (“BNO”) is a Delaware limited partnership organized on September 2, 2009. BNO maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. BNO is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). BNO's shares began trading on June 2, 2010. It operates pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

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

BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. Additionally, by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the "NYMEX"), the ICE Futures Europe and ICE Futures U.S. (together, "ICE Futures") or other U.S. and foreign exchanges (collectively, "Futures Contracts"), and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded ("over-the-counter" or "OTC") transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, "Other Crude Oil-Related Investments"). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as "Crude Oil Interests" in this annual report on Form 10-K.

In addition, USCF believes that market arbitrage opportunities cause daily changes in BNO's share price on the NYSE Arca on a percentage basis to closely track daily changes in BNO's per share NAV on a percentage basis. USCF further believes that the daily changes in prices of the Benchmark Futures Contract have historically tracked the daily changes in the spot price of Brent crude oil. USCF believes that the net effect of these relationships will be the daily changes in the price of BNO's shares on NYSE Arca on a percentage basis will closely track the daily changes in the spot price of Brent crude oil on a percentage basis, less BNO's expenses.

Investors should be aware that BNO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil nor is its BNO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day.

This is because natural market forces called contango and backwardation have impacted the total return on an investment in BNO's shares during the past year relative to a hypothetical direct investment in Brent crude oil and, in the future, it is likely that the relationship between the market price of BNO's shares and the changes in the spot price of Brent crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing Brent crude oil, which could be substantial.)

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for the USCF Commodity Strategy Fund (the “Mutual Fund”), a series of the USCF Mutual Funds Trust, until March 2019, when the Mutual Fund liquidated all of its assets and distributed cash pro rata to all remaining shareholders. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund (“BUY”), until October 2020, and the USCF SummerHaven SHPEN Index Fund (“BUYN”), until May 2020. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

USCF serves as the general partner of BNO.

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

USCF is required to evaluate the credit risk of BNO to the futures commission merchants (“FCMs”), oversee the purchase and sale of BNO's shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of BNO and manage BNO’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for BNO (the “Marketing Agent”), and The Bank of New York Mellon ("BNY Mellon"), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for,  BNO since April 1, 2020. Brown Brothers Harriman & Co. ("BBH&Co.") served as the administrator and custodian for BNO prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to BNO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

The limited partners take no part in the management or control of, and have a minimal voice in BNO's operations or business. Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of BNO’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of BNO’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

The business and affairs of USCF are managed by a board of directors (the “Board”), which is comprised of four management directors (the “Management Directors”), each of whom are also executive officers or employees of USCF, and three independent directors who meet the independent director requirements established by the NYSE Arca Equities Rules and the Sarbanes-Oxley Act of 2002. The Management Directors have the authority to manage USCF pursuant to the terms of the Sixth Amended and Restated Limited Liability Company Agreement of USCF, dated as of May 15, 2015 (as amended from time to time, the “LLC Agreement”). Through its Management Directors, USCF manages the day-to-day operations of BNO. The Board has an audit committee which is made up of the three independent directors (Gordon L. Ellis, Malcolm R. Fobes III and Peter M. Robinson). For additional information relating to the audit committee, please see “Item 10. Directors, Executive Officers and Corporate Governance – Audit Committee” in this annual report on Form 10-K.

BNO has no executive officers or employees. Pursuant to the terms of the LP Agreement, BNO's affairs are managed by USCF.

How Does BNO Operate?

An investment in BNO's shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in Brent crude oil prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the Brent crude oil market in a transparent, cost-effective manner.

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

What is BNO’s Investment Strategy?

In managing BNO’s assets, USCF does not use a technical trading system that issues buy and sell orders. USCF instead employs a quantitative methodology whereby each time a Creation Basket is sold, USCF purchases Crude Oil Interests, such as the Benchmark Futures Contract and Other Crude-Oil Related Investments, that have an aggregate market value that approximates the amount of Treasuries and/or cash received upon the issuance of the Creation Basket.

BNO intents to continue to pursue its investment objective as described above. By remaining invested as fully as possible in Futures Contracts or Other Crude Oil-Related Investments, USCF believes that the daily changes in percentage terms of BNO’s NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of BNO. Additionally, Futures Contracts traded on the ICE Futures have closely tracked the spot price of Brent crude oil. Based on these expected interrelationships, USCF believes that the daily changes in the price of BNO’s shares as traded on the NYSE Arca, on a percentage basis, have closely tracked and will continue to closely track on a daily basis, the changes in the spot price of Brent crude oil, on a percentage basis. For performance data relating to BNO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking BNO’s Benchmark” in this annual report on Form 10-K.

USCF endeavors to place BNO’s trades in crude oil interests and otherwise manage BNO’s investments so that “A” will be within plus/minus ten percent (10%) of “B”, where:

● A is the average daily percentage change in BNO’s per share NAV for any period of 30 successive valuation days; i.e., any NYSE Arca trading day as of which BNO calculates its per share NAV; and

● B is the average daily percentage change in the price of the Benchmark Futures Contract over the same period.

USCF believes that market arbitrage opportunities will cause the daily changes in BNO’s share price on the NYSE Arca, on a percentage basis, to closely track the daily changes in BNO’s per share NAV. USCF further believes that the daily changes in BNO’s NAV in percentage terms will closely track the daily changes in percentage terms of the Benchmark Futures Contract, less BNO’s expenses. For performance data relating to BNO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking BNO’s Benchmark” in this annual report on Form 10-K.

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of BNO’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in ICE Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting BNO’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Crude Oil-Related Investments. To the extent that BNO invests in Crude Oil Interests, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If BNO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Crude Oil-Related Investments, a substantial portion of BNO’s assets could be invested in accordance with such priority in Other Crude Oil-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As BNO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Crude Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of the potential impact of regulation on BNO’s ability to invest in OTC transactions and cleared swaps.

USCF may not be able to fully invest BNO’s assets in the Benchmark Futures Contracts having an aggregate notional amount exactly equal to BNO’s NAV. For example, as standardized contracts, the Benchmark Futures Contracts are for a specified amount of a particular commodity, and BNO’s NAV and the proceeds from the sale of a Creation Basket are unlikely to be an exact multiple of the amounts of those contracts. As a result, in such circumstances, BNO may be better able to achieve the exact amount of exposure to changes in price of the Benchmark Futures Contract through the use of Other Crude Oil-Related Investments, such as OTC contracts that have better correlation with changes in price of the Benchmark Futures Contract.

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

USCF does not anticipate letting BNO’s Futures Contracts expire and taking delivery of the underlying commodity. Instead, USCF will close existing positions, e.g., when it changes the Benchmark Futures Contract or Other Crude Oil-Related Investments or it otherwise determines it would be appropriate to do so and reinvests the proceeds in new Futures Contracts or Other Crude Oil-Related Investments. Positions may also be closed out to meet orders for Redemption Baskets and in such case proceeds for such baskets will not be reinvested.

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

Gasoline. Gasoline is the largest single volume refined product sold in the U.S. and accounts for almost half of national oil consumption. The gasoline futures contract listed and traded on the NYMEX trades in units of 42,000 gallons (1,000 barrels) and is based on delivery at petroleum products terminals in the New York harbor, the major East Coast trading center for imports and domestic shipments from refineries in the New York harbor area or from the Gulf Coast refining centers. The price of gasoline has historically been volatile.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If BNO and the Related Public Funds exceed this accountability level for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. There are no specific position accountability levels or limits, nor are there are any maximum daily price fluctuation limits for the ICE Brent Crude Oil (physically settled) futures contract. BNO exceeded accountability levels imposed by the ICE Futures when it held a maximum of 10,997 Futures Contracts on the ICE Futures Europe, exceeding the “any” month limit. On December 31, 2020, BNO held 6,753 Futures Contracts for Brent crude oil traded on the ICE Futures. BNO did not hold any Futures Contracts traded on exchanges other than ICE as of December 31, 2020.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2020, BNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

On October 15, 2020, the CFTC approved a final rule that amends the existing federal position limits regime set forth in Part 150 of the CFTC’s regulations as well as the framework for exchange-set position limits and exemptions (such final rule, the “Position Limits Rule”).  The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.  The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”).  With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework.  In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and BNO’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of BNO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of BNO in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

In connection with investing in Futures Contracts and Other Crude Oil-Related Investments, BNO holds Treasuries, cash and/or cash equivalents that serve as segregated assets supporting BNO’s positions in Futures Contracts and Other Crude Oil-Related Investments. For example, the purchase of a Futures Contract with a notional value of $10 million would not require BNO to pay $10 million upon entering into the contract; rather, only a margin deposit, generally of 5% to 30% of the stated value of the Futures Contract, would be required. To secure its Futures Contract obligations, BNO would deposit the required margin with the FCM and would separately hold, through its Custodian or FCMs, Treasuries, cash and/or cash equivalents in an amount equal to the balance of the current market value of the contract, which at the contract’s inception would be $10 million minus the amount of the margin deposit, or $9.5 million (assuming a 5% margin).

As a result of the foregoing, typically 5% to 30% of BNO’s assets are held as margin in segregated accounts with an FCM. In addition to the Treasuries and cash it posts with the FCMs for the Futures Contracts it owns, BNO may hold, through the Custodian, Treasuries, cash and/or cash equivalents that can be posted as additional margin or as other collateral to support its OTC contracts. BNO earns income from the Treasuries and/or cash equivalents that it purchases, and on the cash it holds through the Custodian or FCM. BNO anticipates that the earned income will increase the NAV and limited partners’ capital contribution accounts. BNO reinvests the earned income, holds it in cash, or uses it to pay its expenses. If BNO reinvests the earned income, it makes investments that are consistent with its investment objective.

What are the Trading Policies of BNO?

Liquidity

BNO invests only in Futures Contracts and Other Crude Oil-Related Investments that, in the opinion of USCF, are traded in sufficient volume to permit the ready taking and liquidation of positions in these financial interests and in Other Crude Oil-Related Investments that, in the opinion of USCF may be readily liquidated with the original counterparty or through a third party assuming the position of BNO.

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

Although permitted to do so under its Limited Partnership Agreement, BNO has not and does not intend to leverage its assets and makes its investments accordingly. Consistent with this, BNO’s investment decisions will take into account the need for BNO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, BNO becoming leveraged, including by its holding of assets that have a high probability of causing the NAV of the fund to be less than zero.

Borrowings

Borrowings are not used by BNO, unless BNO is required to borrow money in the event of physical delivery, if BNO trades in cash commodities, or for short-term needs created by unexpected redemptions.

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

During the reporting period of this annual report on Form 10-K, BNO has limited its derivatives activities to Futures Contracts in crude oil and EFRP transactions.

Pyramiding

BNO has not employed and will not employ the technique, commonly known as pyramiding, in which the speculator uses unrealized profits on existing positions as variation margin for the purchase or sale of additional positions in the same or another commodity interest.

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon ("BNY Mellon"), a New York corporation authorized to do a banking business ("BNY Mellon"), to provide BNO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the "BNY Mellon Agreements"), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

Marketing Agent

BNO also employs ALPS Distributors as its marketing agent. USCF pays the Marketing Agent an annual fee. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services in connection with the offering of shares exceed ten percent (10%) of the gross proceeds of the offering.

ALPS Distributors’ principal business address is 1290 Broadway, Suite 1100, Denver, CO 80203. ALPS Distributors is a broker-dealer registered with the SEC and is a member of the Financial Industry Regulatory Authority (“FINRA”) and a member of the Securities Investor Protection Corporation.

Payments to Certain Third Parties

USCF or the Marketing Agent, or an affiliate of USCF or the Marketing Agent, may directly or indirectly make cash payments to certain broker-dealers for participating in activities that are designed to make registered representatives and other professionals more knowledgeable about exchange-traded funds and exchange-traded products, including BNO and the Related Public Funds, or for other activities, such as participation in marketing activities and presentations, educational training programs, conferences, the development of technology platforms and reporting systems.

Additionally, pursuant to written agreements, USCF may make payments, out of its own resources, to financial intermediaries in exchange for providing services in connection with the sale or servicing of BNO’s shares, including waiving commissions on the purchase or sale of shares of participating exchange-traded products.

Payments to a broker-dealer or intermediary may create potential conflicts of interest between the broker-dealer or intermediary and its clients. The amounts described above, which may be significant, are paid by USCF and/or the Marketing Agent from their own resources and not from the assets of BNO or the Related Public Funds.

Futures Commission Merchants

RBC Capital Markets LLC

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

RBC Capital’s primary address is 3 World Financial Center, 200 Vesey St., New York, NY 10281. Effective October 10, 2013, RBC Capital became the futures clearing broker for BNO. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada in the U.S., Canada and Israel. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in foreign exchange trading. Various regulators are also conducting inquiries regarding potential violations of law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s pending settlement with class plaintiffs. Certain institutional plaintiffs opted out of participating in the settlement and have brought their own claims. The Canadian class actions and one other U.S. action that is purportedly brought on behalf of different classes of plaintiffs, and an action filed in Israel, remain pending. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

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

Various regulators and competition and enforcement authorities around the world, including in Canada, the United Kingdom, and the U.S., are conducting investigations related to certain past submissions made by panel banks in connection with the setting of the U.S. dollar London interbank offered rate (“LIBOR”). These investigations focus on allegations of collusion between the banks that were on the panel to make submissions for certain LIBOR rates. Royal Bank of Canada, RBC Capital’s indirect parent, is a member of certain LIBOR panels, including the U.S. dollar LIBOR panel, and has in the past been the subject of regulatory requests for information. In addition, Royal Bank of Canada and other U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. The complaints in those private lawsuits assert claims against us and other panel banks under various U.S. laws, including U.S. antitrust laws, the CEA, and state law. On February 28, 2018, the motion by the plaintiffs in the class action lawsuits to have the class certified was denied in relation to Royal Bank of Canada. As such, unless that ruling is reversed on appeal, Royal Bank of Canada is no longer a defendant in any pending class action. Royal Bank of Canada is still a party to the various individual LIBOR actions. Based on the facts currently known, it is not possible at this time for us to predict the ultimate outcome of these investigations or proceedings or the timing of their resolution.

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

RCG Division of Marex Spectron

On May 28, 2020, BNO entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron (“RCG”) to serve as a FCM for BNO. This agreement requires RCG to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased or sold by or through RCG for BNO’s account. Under this agreement, BNO pays RCG commissions for executing and clearing trades on behalf of BNO.

RCG’s primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. RCG is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RCG is a member of various U.S. futures and securities exchanges.

RCG is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of RCG’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with RCG with respect to issues raised in various investigations. RCG complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, RCG has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

RCG will act only as clearing broker for BNO and as such will be paid commissions for executing and clearing trades on behalf of BNO. RCG has not passed upon the adequacy or accuracy of this annual report on Form 10-K. RCG will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or BNO.

RCG is not affiliated with BNO or USCF. Therefore, neither USCF nor BNO believes that there are any conflicts of interest with RCG or its trading principals arising from its acting as BNO’s FCM.

E D & F Man Capital Markets Inc.

On June 5, 2020, BNO entered into a Customer Agreement E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for BNO. This agreement requires MCM to provide services to BNO in connection with the purchase and sale of Brent crude oil Futures Contracts and Other Crude Oil-Related Investments that may be purchased or sold by or through MCM for BNO's account. Under this agreement, BNO pays MCM commissions for executing and clearing trades on behalf of BNO.

MCM’s primary address is 140 East 45th Street, 10th Floor, New York, NY 10017. MCM is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. MCM is a member of various U.S. futures and securities exchanges.

MCM is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MCM’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MCM with respect to issues raised in various investigations. MCM complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MCM has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MCM will act only as clearing broker for BNO and as such will be paid commissions for executing and clearing trades on behalf of BNO. MCM has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MCM will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or BNO.

MCM is not affiliated with BNO or USCF. Therefore, neither USCF nor BNO believes that there are any conflicts of interest with MCM or its trading principals arising from its acting as BNO’s FCM.

Macquarie Futures USA LLC

On December 3, 2020, BNO engaged Macquarie Futures USA LLC (“MFUSA”) to serve as an additional futures commission merchant for BNO. The Customer Agreement between BNO and MFUSA requires MFUSA to provide services to BNO in connection with the purchase and sale of futures contracts in Brent Crude Oil Futures Contracts and Other Brent Crude Oil-Related Investments that may be purchased or sold by or through MFUSA for BNO’s account. Under this agreement, BNO pays MFUSA commissions for executing and clearing trades on behalf of BNO.

MFUSA’s primary address is 125 West 55th Street, New York, NY 10019. MFUSA is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. MFUSA is a member of various U.S. futures and securities exchanges.

MFUSA is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MFUSA’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MFUSA with respect to issues raised in various investigations. MFUSA complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach. As of the date hereof, MFUSA has no material litigation to disclose as that term is defined under the CEA and the regulations promulgated thereunder.

MFUSA will act only as clearing broker for BNO and as such will be paid commissions for executing and clearing trades on behalf of BNO. MFUSA has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MFUSA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or BNO.

MFUSA is not affiliated with BNO or USCF. Therefore, neither USCF nor BNO believes that there are any conflicts of interest with MFUSA or its trading principals arising from its acting as BNO’s FCM.

Commodity Trading Advisor

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

● The NAV of BNO’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by BNO and fluctuations in the prices of these assets could materially adversely affect an investment in BNO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in BNO could be lost.

● COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of BNO's investments.

● An investment in BNO may provide little or no diversification benefits. Thus, in a declining market, BNO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in BNO while incurring losses with respect to other asset classes.

● Historical performance of BNO and the Benchmark Futures Contracts is not indicative of future performance.

● The market price at which investors buy or sell shares may be significantly less or more than NAV.

● Daily percentage changes in BNO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.

● An investment in BNO is not a proxy for investing in the crude oil markets, and the daily percentage changes in the price of the Benchmark Futures Contract, or the NAV of BNO, may not correlate with daily percentage changes in the spot price of Brent crude oil.

● Natural forces in the crude oil futures market known as “backwardation” and “contango” may increase BNO’s tracking error and/or negatively impact total return.

● Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.

● Risk mitigation measures imposed by BNO’s FCMs have the potential to cause tracking error by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which could cause the price of BNO’s shares to substantially vary from the price of the Benchmark Futures Contract.

● An investor’s tax liability may exceed the amount of distributions, if any, on its shares.

● An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

● Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and BNO could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service ("IRS") does not accept the assumptions and conventions applied by BNO in allocating those items, with potential adverse consequences for an investor.

● BNO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.

● BNO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, BNO has a more complex tax treatment than traditional mutual funds.

● If BNO is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.

● The impact of U.S. tax reform on BNO is uncertain.

● BNO will be subject to credit risk with respect to counterparties to OTC contracts entered into by BNO or held by special purpose or structured vehicles.

● Valuing OTC derivatives may be less certain than actively traded financial instruments.

[Fees of BNO]

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
BBH&Co., Custodian and Administrator(3)

Minimum amount of $75,000 annually for its custody, fund accounting and fund administration services rendered to all funds, as well as a $20,000 annual fee for its transfer agency services. In addition, an asset-based charge of (a) 0.06% for the first $500 million of BNO’s and the Related Public Funds’ combined net assets, (b) 0.0465% for BNO’s and the Related Public Funds’ combined net assets greater than $500 million but less than $1 billion, and (c) 0.035% once BNO’s and the Related Public Funds’ combined net assets exceed $1 billion.(2)

BNY Mellon, Custodian and Administrator(4)

Provides custody, fund accounting fund administration and transfer agency services to UNG and the Related Public Funds' based on average AUM. The annual fees for UNG and the combined Related Public Funds' may range from $0.4 million to $2.4 million depending on average AUM for any given year.

ALPS Distributors - Marketing Agent	0.06% on BNO’s assets to $3 billion and 0.04% on BNO’s assets in excess of $3 billion.

(1)	USCF pays this compensation.
(2)

The annual minimum amount will not apply if the asset-based charge for all accounts in the aggregate exceeds $75,000. USCF also will pay transaction charge fees to BBH&Co., ranging from $7 to $15 per transaction for the funds.]*

(3)	BBH&Co. provided certain fund accounting and fund administration services to BNO through May 31, 2020.
(4)	BNY Mellon has served as the Custodian and Administrator of BNO since April 1, 2020.

Compensation to USCF

BNO is contractually obligated to pay USCF a management fee based on 0.75% per annum on its average daily total net assets. Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of total net assets on that day) and paid on a monthly basis. Total net assets are calculated by taking the current market value of BNO’s total assets and subtracting any liabilities.

Fees and Compensation Arrangements between BNO and Non-Affiliated Service Providers(5)

Service Provider	Compensation Paid by BNO
RBC Capital Futures Commission Merchant RCG Division of Marex Spectron, Futures Commission Merchant E D & F Man Capital Markets Inc., Futures Commission Merchant MFUSA, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(5)	BNO pays this compensation.

New York Mercantile Exchange Licensing Fee(6) - 0.015% on all net assets.

(6)

Fees are calculated on a daily basis (accrued at 1/366 of the applicable percentage of NAV on that day) and paid on a monthly basis. BNO is responsible for its pro rata share of the assets held by BNO and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by BNO from Inception through December 31, 2020 in dollar terms:

Amount in Dollar
Expenses:	Terms
Amount Paid or Accrued to USCF:	$7,153,467
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$1,290,088
Other Amounts Paid or Accrued(7):	$2,225,593
Total Expenses Paid or Accrued:	$10,669,148
Expenses Waived (8)	$(1,973,773)
Total Expenses Paid or Accrued Excluding Expenses Waived (8)	$8,695,375

(7)

Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(8)

USCF paid certain expenses typically borne by BNO on a discretionary basis, to the extent that such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to pay such expenses in subsequent periods.

Expenses Paid or Accrued by BNO from Inception through December 31, 2020 as a Percentage of Average Daily Net Assets:

Amount as a
Percentage
of Average Daily Net
Expenses:	Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.13% annualized
Other Amounts Paid or Accrued(9):	0.23% annualized
Total Expenses Paid or Accrued:	1.11% annualized
Expenses Waived (10):	(0.20)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived (10):	0.91% annualized

(9)

Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(10)

USCF paid certain expenses typically borne by BNO on a discretionary basis, to the extent that such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to pay such expenses in subsequent periods.

Other Fees. BNO also pays the fees and expenses associated with its audit expenses, tax accounting and reporting requirements. These fees were approximately $221,600 for the fiscal year ended December 31, 2020. In addition, BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2020 were $585,896 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2020 was $28,104.

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

Calculating Per Share NAV

BNO’s per share NAV is calculated by:

● Taking the current market value of its total assets;

● Subtracting any liabilities; and

● Dividing that total by the total number of outstanding shares.

The Administrator calculates the per share NAV of BNO once each NYSE Arca trading day. The per share NAV for a normal trading day is released after 4:00 p.m. New York time. Trading during the core trading session on the NYSE Arca typically closes at 4:00 p.m. New York time. The Administrator uses the ICE Futures settlement price (a weighted average price of trades during a three minute settlement period from 2:27 p.m. to 2:30 p.m. New York time) for the Futures Contracts traded on the ICE Futures, but calculates or determines the value of all other BNO investments (including Futures Contracts not traded on the ICE Futures, Other Crude Oil-Related Investments and Treasuries), using market quotations, if available, or other information customarily used to determine the fair value of such investments as of the earlier of the close of the NYSE Arca or 4:00 p.m. New York time, in accordance with the current Administrative Agency Agreement among the Administrator, BNO and USCF. “Other information” customarily used in determining fair value includes information consisting of market data in the relevant market supplied by one or more third parties including, without limitation, relevant rates, prices, yields, yield curves, volatilities, spreads, correlations or other market data in the relevant market; or information of the types described above from internal sources if that information is of the same type used by BNO in the regular course of its business for the valuation of similar transactions. The information may include costs of funding, to the extent costs of funding are not and would not be a component of the other information being utilized. Third parties supplying quotations or market data may include, without limitation, dealers in the relevant markets, end-users of the relevant product, information vendors, brokers and other sources of market information.

In addition, in order to provide updated information relating to BNO for use by investors and market professionals, the NYSE Arca calculates and disseminates throughout the core trading session on each trading day an updated indicative fund value. The indicative fund value is calculated by using the prior day’s closing per share NAV of BNO as a base and updating that value throughout the trading day to reflect changes in the most recently reported trade price for the active Brent crude oil Futures Contracts on the ICE Futures. The prices reported for the active Futures Contract months are adjusted based on the prior day’s spread differential between settlement values for the relevant contract and the spot month contract. In the event that the spot month contract is also the Benchmark Futures Contract, the last sale price for that contract is not adjusted. The indicative fund value share basis disseminated during NYSE Arca core trading session hours should not be viewed as an actual real time update of the per share NAV, because the per share NAV is calculated only once at the end of each trading day based upon the relevant end of day values of BNO’s investments.

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

BNO reserves the right to adjust the Share price of BNO in the future to maintain convenient trading ranges for investors. Any adjustments would be accomplished through stock splits or reverse stock splits. Such splits would decrease (in the case of a split) or increase (in the case of a reverse split) the proportionate NAV per Share, but would have no effect on the net assets of BNO or the proportionate voting rights of shareholders or limited partners.

Creation and Redemption of Shares

BNO creates and redeems shares from time to time, but only in one or more Creation Baskets or Redemption Baskets. The creation and redemption of baskets are only made in exchange for delivery to BNO or the distribution by BNO of the amount of Treasuries and any cash represented by the baskets being created or redeemed, the amount of which is based on the combined NAV of the number of shares included in the baskets being created or redeemed determined as of 4:00 p.m. New York time on the day the order to create or redeem baskets is properly received.

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of BNO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by BNO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to BNO for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with BNO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either BNO or USCF, and no such person will have any obligation or responsibility to BNO or USCF to effect any sale or resale of shares. As of December 31, 2020, 9 Authorized Participants had entered into agreements with USCF on behalf of BNO. During the year ended December 31, 2020, BNO issued 924 Creation Baskets and redeemed (463) Redemption Baskets.

Certain Authorized Participants are expected to be capable of participating directly in the physical crude oil market and the crude oil futures market. In some cases, Authorized Participants or their affiliates may from time to time buy or sell crude oil or Crude Oil Interests and may profit in these instances. USCF believes that the size and operation of the crude oil market make it unlikely that an Authorized Participant’s direct activities in the crude oil or securities markets will significantly affect the price of crude oil, Crude Oil Interests or the price of the shares.

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

The manner by which creations are made is dictated by the terms of the Authorized Participant Agreement. By placing a purchase order, an Authorized Participant agrees to (1) deposit Treasuries, cash, or a combination of Treasuries and cash with the Custodian, and (2) if required by USCF in its sole discretion, enter into or arrange for a block trade, an exchange for physical or exchange for swap, or any other OTC energy transaction (through itself or a designated acceptable broker) with BNO for the purchase of a number and type of futures contracts at the closing settlement price for such contracts on the purchase order date. If an Authorized Participant fails to consummate (1) and (2), the order shall be cancelled. The number and types of contracts specified shall be determined by USCF, in its sole discretion, to meet BNO’s investment objective and shall be purchased as a result of the Authorized Participant’s purchase of shares.

Determination of Required Deposits

The total deposit required to create each Creation Basket (“Creation Basket Deposit”) is the amount of Treasuries and/or cash that is in the same proportion to the total assets of BNO (net of estimated accrued but unpaid fees, expenses and other liabilities) on the purchase order date as the number of shares to be created under the purchase order is in proportion to the total number of shares outstanding on the purchase order date. USCF determines, directly in its sole discretion or in consultation with the Administrator, the requirements for Treasuries and the amount of cash, including the maximum permitted remaining maturity of a Treasury and proportions of Treasury and cash that may be included in deposits to create baskets. The Marketing Agent will publish such requirements at the beginning of each business day. The amount of cash deposit required is the difference between the aggregate market value of the Treasuries required to be included in a Creation Basket Deposit as of 4:00 p.m. New York time on the date the order to purchase is properly received and the total required deposit.

Delivery of Required Deposits

An Authorized Participant who places a purchase order is responsible for transferring to BNO’s account with the Custodian the required amount of Treasuries and cash by the end of the second business day following the purchase order date. Upon receipt of the deposit amount, the Administrator directs DTC to credit the number of baskets ordered to the Authorized Participant’s DTC account on the second business day following the purchase order dates. The expense and risk of delivery and ownership of Treasuries until such Treasuries have been received by the Custodian on behalf of BNO shall be borne solely by the Authorized Participant.

Because orders to purchase baskets must be placed by 12:00 p.m., New York time, but the total payment required to create a basket during the continuous offering period will not be determined until after 4:00 p.m., New York time, on the date the purchase order is received, Authorized Participants will not know the total amount of the payment required to create a basket at the time they submit an irrevocable purchase order for the basket. BNO’s NAV and the total amount of the payment required to create a basket could rise or fall substantially between the time an irrevocable purchase order is submitted and the time the amount of the purchase price in respect thereof is determined.

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

● it determines that the investment alternative available to BNO at that time will not enable it to meet its investment objective;

● it determines that the purchase order or the Creation Basket Deposit is not in proper form;

● it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to BNO, the limited partners or its shareholders;

● the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or

● circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

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

Redemption orders must be made in whole baskets. USCF will reject a redemption order if the order is not in proper form as described in the Authorized Participant Agreement or if the fulfillment of the order, in the opinion of its counsel, might be unlawful. USCF may also reject a redemption order if the number of shares being redeemed would reduce the remaining outstanding shares to 100,000 shares (i.e., two baskets) or less, unless USCF has reason to believe that the placer of the redemption order does in fact possess all the outstanding shares and can deliver them.

Creation and Redemption Transaction Fee

To compensate BNO for its expenses in connection with the creation and redemption of baskets, an Authorized Participant is required to pay a transaction fee to BNO of $350 per order to create or redeem baskets, regardless of the number of baskets in such order. An order may include multiple baskets. The transaction fee may be reduced, increased or otherwise changed by USCF. USCF shall notify DTC of any change in the transaction fee and will not implement any increase in the fee for the redemption of baskets until thirty (30) days after the date of the notice.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of BNO at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, and the liquidity of the Futures Contract market and the market for Other Crude Oil-Related Investments.

The prices of shares offered by Authorized Participants are expected to fall between BNO’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with BNO in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either BNO or USCF, and no such person has any obligation or responsibility to USCF or BNO to effect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Crude Oil-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time and trading in Futures contracts on the ICE Futures Exchange continues thoughout the entire NYSE Arca trading day, liquidity in the market for Futures Contracts and Other Crude Oil-Related Investments traded on the NYMEX may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, particularly if BNO has invested in Futures Contracts and Other Crude Oil-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

Use of Proceeds

USCF causes BNO to transfer the proceeds from the sale of Creation Baskets to the Custodian or other custodian for trading activities. USCF will invest BNO’s assets in Crude Oil Interests and investments in Treasuries, cash and/or cash equivalents. When BNO purchases a Futures Contract and certain exchange-traded Other Crude Oil-Related Investments, BNO is required to deposit typically 5% to 30% with the selling FCMs on behalf of the exchange a portion of the value of the contract or other interest as security to ensure payment for the obligation under Crude Oil Interests at maturity. This deposit is known as initial margin. Counterparties in transactions in OTC contracts will generally impose similar collateral requirements on BNO. USCF will invest the assets that remain after margin and collateral are posted in Treasuries, cash and/or cash equivalents subject to these margin and collateral requirements. USCF has sole authority to determine the percentage of assets that are:

● held on deposit with the FCMs or other custodian;

● used for other investments, and

● held in bank accounts to pay current obligations and as reserves.

Approximately 5% to 30% of BNO’s assets have normally been committed as margin for commodity futures contracts. However, from time to time, the percentage of assets committed as margin may be substantially more, or less, than such range. An FCM, counterparty, government agency or commodity exchange could increase margin or collateral requirements applicable to BNO to hold trading positions at any time. Ongoing margin and collateral payments will generally be required for both exchange-traded and OTC contracts based on changes in the value of the Crude Oil Interests. Furthermore, ongoing collateral requirements with respect to OTC contracts are negotiated by the parties, and may be affected by overall market volatility, volatility of the underlying commodity or index, the ability of the counterparty to hedge its exposure under a Crude Oil Interest, and each party’s creditworthiness. Margin is merely a security deposit and has no bearing on the profit or loss potential for any positions held. In light of the differing requirements for initial payments under exchange-traded and OTC contracts and the fluctuating nature of ongoing margin and collateral payments, it is not possible to estimate what portion of BNO’s assets will be posted as margin or collateral at any given time. The Treasuries, cash and cash equivalents held by BNO will constitute reserves that will be available to meet ongoing margin and collateral requirements. All interest income will be used for BNO’s benefit. USCF invests the balance of BNO’s assets not invested in Crude Oil Interests or held in margin as reserves to be available for changes in margin. All interest income is used for BNO’s benefit.

The assets of BNO posted as margin for Futures Contracts are held in segregated accounts pursuant to the CEA and CFTC regulations.

If BNO enters into a swap agreement, BNO must post both collateral and independent amounts to its swap counterparties. The amount of collateral BNO posts changes according to the amounts owed by BNO to its counterparty on a given swap transaction, while independent amounts are fixed amounts posted by BNO at the start of a swap transaction. Collateral and independent amounts posted to swap counterparties will be held by a third-party custodian.

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

On October 15, 2020, the CFTC approved Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023. The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and BNO’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of BNO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of BNO in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

BNO's investment objective is for the daily percentage changes in the NAV per share to reflect the daily changes in percentage changes of the spot price of Brent crude oil as measured by the daily percentage changes in the price of the futures contract for Brent crude oil traded on the ICE Futures that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the "Benchmark Futures Contract"), plus interest earned on BNO's collateral holdings, less BNO's expenses. BNO’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of Brent crude oil, as measured by the daily percentage changes in the price of the Benchmark Futures Contract, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. BNO’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in Brent crude oil and to hedge against movements in the spot price of Brent crude oil. An investment in BNO involves investment risk similar to a direct investment in Futures Contracts and Other Crude Oil-Related Investments, but it is not a proxy for investing in the oil markets. Investing in BNO also involves correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of Brent crude oil. In addition to investment risk and correlation risk, an investment in BNO involves tax risks, OTC risks, and other risks.

Investment Risk

The NAV of BNO’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by BNO and fluctuations in the prices of these assets could materially adversely affect an investment in BNO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in BNO could be lost.

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

Economic conditions impacting Brent crude oil. The demand for Brent crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil demand and therefore may have an adverse impact on natural gas prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, pandemics (e.g. COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for Brent crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g. pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for Brent crude oil.

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

Other Brent crude oil supply-related factors. Brent crude oil prices also vary depending on a number of factors affecting supply. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of Brent crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the Organization of Petroleum Exporting Countries (“OPEC”) production quotas and the occurrence of wars, hostile actions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which, in turn, may affect the supply of and demand for oil.

Other factors impacting the Brent crude oil market. The supply of and demand for crude oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price Volatility May Possibly Cause the Total Loss of Your Investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in BNO. In 2020, in the context of the COVID-19 pandemic and disputes among oil-producing countries regarding potential limits on the production of crude oil, significant market volatility occurred and is continuing in the crude oil markets as well as the oil futures markets. As a result of this significant market volatility in the oil futures markets, the market price of the front month futures contract fell below zero for a period of time. If BNO had been fully invested in that contract during this time, BNO’s per share NAV would have fallen below zero.

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of BNO's investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and has now been detected globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are increasingly impacted by the outbreak and government and other measures seeking to contain its spread. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO. Public health crises caused by the COVID-19 outbreak may exacerbate other preexisting political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on BNO and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair BNO’s ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of BNO’s service providers, adversely affect the value and liquidity of BNO’s investments, and negatively impact BNO’s performance and your investment in BNO. The extent to which COVID-19 will affect BNO and BNO’s service providers and portfolio investments will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain COVID-19. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of BNO’s investments could be impacted adversely.

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

Variables such as drought, floods, weather, pandemics (such as COVID-19), embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Futures Contracts and Other Crude Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject BNO’s investments to greater volatility than investments in traditional securities.

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

Historical performance of BNO and the Benchmark Futures Contracts is not indicative of future performance.

Past performance of BNO or the Benchmark Futures Contract is not necessarily indicative of future results. Therefore, past performance of BNO or the Benchmark Futures Contract should not be relied upon in deciding whether to buy shares of BNO.

Correlation Risk

Investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price investors pay for their shares closely correlates with the price of crude oil. Investing in BNO’s shares for hedging purposes involves the following risks:

● The market price at which the investor buys or sells shares may be significantly less or more than NAV.

● Daily percentage changes in NAV may not closely correlate with daily percentage changes in the price of the Benchmark Futures Contract.

● Daily percentage changes in the prices of the Benchmark Futures Contract may not closely correlate with daily percentage changes in the price Brent crude oil.

As of the date of this annual report on Form 10-K, significant market volatility has occurred in the oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, disputes among oil-producing companies, a corresponding collapse in demand for oil and a lack of on-land storage for oil. Although the volatility has abated in recent months, future volatility cannot be predicted. The COVID-19 pandemic could cause increased volatility in the future, the impact of which could limit BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Crude Oil-Related Investments.

The market price at which investors buy or sell shares may be significantly less or more than NAV.

BNO’s NAV per share will change throughout the day as fluctuations occur in the market value of BNO’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with BNO by Authorized Participants in Redemption Baskets. Price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of Brent crude oil and the Benchmark Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

The NAV of BNO’s shares may also be influenced by non-concurrent trading hours between the NYSE Arca and the various futures exchanges on which crude oil is traded. While the shares trade on the NYSE Arca from 9:30 a.m. to 4:00 p.m. Eastern Time, the trading hours for the futures exchanges on which Brent crude oil trades may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. Eastern Time, liquidity in the global light, sweet crude oil market will be reduced after the close of the NYMEX at 2:30 p.m. Eastern Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which Brent crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

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

In addition, BNO is not able to replicate exactly the changes in the price of the Benchmark Futures Contract because the total return generated by BNO is reduced by expenses and transaction costs, including those incurred in connection with BNO’s trading activities, and increased by interest income from BNO’s holdings of Treasuries (defined below). Tracking the Benchmark Futures Contract requires trading of BNO’s portfolio with a view to tracking the Benchmark Futures Contract over time and is dependent upon the skills of USCF and its trading principals, among other factors.

An investment in BNO is not a proxy for investing in the crude oil markets, and the daily percentage changes in the price of the Benchmark Crude Oil Futures Contract, or the NAV of BNO, may not correlate with daily percentage changes in the spot price of Brent crude oil.

An investment in BNO is not a proxy for investing in the crude oil markets. To the extent that investors use BNO as a means of indirectly investing in crude oil, there is the risk that the daily changes in the price of BNO’s shares on the NYSE Arca, on a percentage basis, will not closely track the daily changes in the spot price of Brent crude oil on a percentage basis. This could happen if the price of shares traded on the NYSE Arca does not correlate closely with the value of BNO’s NAV; the changes in BNO’s NAV do not correlate closely with the changes in the price of the Benchmark Futures Contract; or the changes in the price of the Benchmark Futures Contract do not closely correlate with the changes in the cash or spot price of Brent crude oil. This is a risk because if these correlations do not exist, then investors may not be able to use BNO as a cost-effective way to indirectly invest in Brent crude oil or as a hedge against the risk of loss in Brent crude oil-related transactions. The degree of correlation among BNO’s share price, the price of the Benchmark Futures Contract and the spot price of Brent crude oil depends upon circumstances such as variations in the speculative oil market, supply of and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Crude Oil-Related Investments, and technical influences on trading oil futures contracts. Investors who are not experienced in investing in oil futures contracts or the factors that influence that market or speculative trading in the crude oil markets and may not have the background or ready access to the types of information that investors familiar with these markets may have and, as a result, may be at greater risk of incurring losses from trading in BNO shares than such other investors with such experience and resources. The correlation between changes in prices of the Benchmark Futures Contract and the spot price of Brent crude oil may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative oil market, supply of and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Crude Oil-Related Investments, and technical influences in oil futures trading.

Natural forces in the crude oil futures market known as “backwardation” and “contango” may increase BNO’s tracking error and/or negatively impact total return.

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

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred, and may continue to occur for an unknown duration, in the crude oil futures markets due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when dispute among oil-producing countries regarding limitations on the production of oil also were occurring.

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

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting BNO's investments, including its ability to fully invest in the Benchmark Futures Contracts, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by BNO is not) may hold, own or control. These levels and position limits apply to the futures contracts that BNO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures, also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

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

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express Commodity Futures Trading Commission (“CFTC”) authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures Exchange impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract.

On October 15, 2020, the CFTC approved Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts. The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”). With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework. In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions. Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions. Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and BNO’s trading does not qualify as an enumerated bona fide hedge. Accordingly, the Position Limits Rule could negatively impact the ability of BNO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of BNO in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

Risk mitigation measures imposed by BNO’s FCMs have the potential to cause tracking error by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which could cause the price of BNO’s shares to substantially vary from the price of the Benchmark Futures Contract.

BNO’s FCMs have discretion to impose limits on the positions that BNO may hold in the Benchmark Futures Contracts as well as certain other months. To date, BNO’s FCMs have not imposed any such limits. However, were BNO’s FCMs to impose limits, BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract and other Futures Contracts could be severely limited, which could lead BNO to invest in other Futures Contracts or, potentially, Other Crude Oil-Related Investments. BNO could also have to more frequently rebalance and adjust the types of holdings in its portfolio than is currently the case. This could inhibit BNO from pursuing its investment objective in the same manner that it has historically and currently.

In addition, when offering Creation Baskets for purchase, limitations imposed by exchanges and/or any of BNO’s FCMs could limit BNO’s ability to invest the proceeds of the purchases of Creation Baskets in Benchmark Futures Contracts and other Futures Contracts. If this were the case, BNO may invest in other permitted investments, including Other Crude Oil-Related Investments, and may hold larger amounts of Treasuries, cash and cash equivalents, which could impair BNO’s ability to meet its investment objective.

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

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and BNO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by BNO in allocating those items, with potential adverse consequences for an investor.

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

Valuing OTC derivatives may be less certain than actively traded financial instruments.

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

Other Risks

BNO is not leveraged.

BNO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, BNO's announced investment intentions, and any changes thereto, will take into account the need for BNO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, BNO becoming leveraged. If market conditions require it, these risk reduction procedures may occur on short notice if they occur other than during a roll or rebalance period.

BNO may temporarily limit the offering of Creation Baskets.

BNO may determine to limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants in order to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective. BNO will announce to the market through the filing of a Current Report on Form 8-K if it intends to limit the offering of Creation Baskets at any time. In such case, orders for Creation Baskets will be considered for acceptance in the order they are received by BNO and BNO would continue to accept requests for redemption of its shares from Authorized Participants through Redemption Baskets during the period of the limited offering of Creation Baskets.

Certain of BNO’s investments could be illiquid, which could cause large losses to investors at any time or from time to time.

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Other Crude Oil-Related Investments may be illiquid, BNO’s Crude Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that BNO may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

BNO is not actively managed and its investment objective is to track the Benchmark Futures Contract so that the average daily percentage change in BNO's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period.

BNO is not actively managed by conventional methods. Accordingly, if BNO’s investments in Crude Oil Interests are declining in value, BNO will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in connection with the monthly change in the Benchmark Futures Contract or when BNO otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures, or to avoid BNO becoming leveraged, and it reinvests the proceeds in new Futures Contracts and Other Crude Oil-Related Investments to the extent possible. USCF will seek to cause the NAV of BNO’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

BNO's ability to invest in the Benchmark Futures Contract could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on BNO with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including BNO, with respect to BNO acquiring additional Futures Contracts, or BNO selling additional shares. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, BNO intends to buy or sell its permitted investments when BNO increases or decreases either its portfolio overall or its holdings of particular investments.

BNO may not meet the listing standards of NYSE Arca, which would adversely impact an investor’s ability to sell shares.

NYSE Arca may suspend BNO’s shares from trading on the exchange with or without prior notice to BNO, upon failure of BNO to comply with the NYSE’s listing requirements, or when in its sole discretion, the NYSE Arca determines that such suspension of dealings is in the public interest or otherwise warranted. There can be no assurance that the requirements necessary to maintain the listing of BNO’s shares will continue to be met or will remain unchanged. If BNO were unable to meet the NYSE’s listing standards and were to become delisted, an investor’s ability to sell its shares would be adversely impacted.

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

The liquidity of BNO's shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

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

Only Authorized Participants may directly purchase from or redeem shares with, BNO through Creation Baskets or Redemption Baskets. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount to NAV per share.

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

Limited partners and shareholders do not participate in the management of BNO and do not control USCF, so they do not have any influence over basic matters that affect BNO.

The limited partners and shareholders take no part in the management or control, and have a minimal voice in BNO’s operations or business. Limited partners and shareholders must therefore rely upon the duties and judgment of USCF to manage BNO’s affairs. Limited partners and shareholders have no right to elect USCF on an annual or any other continuing basis. If USCF voluntarily withdraws, however, the holders of a majority of BNO’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing general partner and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 2/3 percent of BNO’s outstanding shares (excluding shares, if any, owned by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

USCF endeavors to have the value of BNO's Treasuries, cash and cash equivalents, whether held by BNO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Crude Oil-Related Investments. Although permitted to do so under its Limited Partnership Agreement, BNO has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, BNO's investment decisions will take into account the need for BNO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, BNO becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero.

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

USCF’s Board of Directors currently consists of four Management Directors, each of whom are also executive officers or employees of USCF, and three Non-Management Directors, each of whom are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber along with certain family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and BNO, including their regulatory obligations.

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

USCF serves as the general partner or sponsor to each of BNO and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for BNO may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, BNO purchased crude oil futures contracts, this decision could impact BNO's ability to purchase additional crude oil futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of any fund to track its Benchmark Futures Contract.

BNO may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as BNO trades using the clearing broker to be used by BNO. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by BNO.

BNO could terminate at any time and cause the liquidation and potential loss of an investor’s investment and could upset the overall maturity and timing of an investor’s investment portfolio.

BNO may terminate at any time, regardless of whether BNO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by BNO or third parties or otherwise that would lead BNO to determine that it could no longer foreseeably meet its business objective or that BNO's aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of BNO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal, or removal of USCF as the general partner of BNO could cause BNO to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require USCF to terminate BNO. BNO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

BNO does not expect to make cash distributions.

BNO has not previously made any cash distributions and intends to reinvest any realized gains in additional Crude Oil Interests rather than distributing cash to limited partners, or other shareholders. Therefore, unlike mutual funds, commodity pools or other investment pools that actively manage their investments in an attempt to realize income and gains from their investing activities and distribute such income and gains to their investors, BNO generally does not expect to distribute cash to limited partners. An investor should not invest in BNO if the investor will need cash distributions from BNO to pay taxes on its share of income and gains of BNO, if any, or for any other reason. Nonetheless, although BNO does not intend to make cash distributions, the income earned from its investments held directly or posted as margin may reach levels that merit distribution, e.g., at levels where such income is not necessary to support its underlying investments in Crude Oil Interests and investors adversely react to being taxed on such income without receiving distributions that could be used to pay such tax. If this income becomes significant then cash distributions may be made.

An unanticipated number of Redemption Basket requests during a short period of time could have an adverse effect on BNO’s NAV.

If a substantial number of requests for redemption of Redemption Baskets are received by BNO during a relatively short period of time, BNO may not be able to satisfy the requests from BNO’s assets not committed to trading. As a consequence, it could be necessary to liquidate positions in BNO’s trading positions before the time that the trading strategies would otherwise dictate liquidation.

An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares.

While USCF makes every effort to predict and maintain an adequate amount of shares outstanding, if a substantial number of requests for Creation Baskets are received by BNO during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, it could result in circumstances where, because of high demand for its shares, BNO may not have sufficient shares available for sale to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of BNO would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in BNO compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with BNO by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from BNO's investment objective. Any potential impact to the market in shares of BNO that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

BNO may determine that to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective it may limit its offers of Creation Baskets.

BNO may determine that BNO will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by BNO's current and other FCMs that further limit BNO and other market participants from investing in particular crude oil futures contracts, BNO's management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, could also occur as a result of USO determining to limit the offering of creation baskets.

Money Market Reform

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

The failure or bankruptcy of a clearing broker or BNO's Custodian could result in a substantial loss of BNO’s assets and could impair BNO in its ability to execute trades.

The CEA and CFTC regulations impose several requirements on FCMs and clearing houses that are designed to protect customers, including mandating the implementation of risk management programs, internal monitoring and controls, capital and liquidity standards, customer disclosures, and auditing and examination programs. In particular, the CEA and CFTC regulations require FCMs and clearing houses to segregate all funds received from customers from proprietary assets. There can be no assurance that the requirements imposed by the CEA and CFTC regulations will prevent losses to, or not materially adversely affect, BNO or its investors.

In particular, in the event of an FCM’s or clearing house’s bankruptcy, BNO could be limited to recovering either a pro rata share of all available funds segregated on behalf of the FCM’s combined customer accounts or BNO may not recover any assets at all. BNO may also incur a loss of any unrealized profits on its open and closed positions. This is because if such a bankruptcy were to occur, BNO would be afforded the protections granted to customers of an FCM, and participants to transactions cleared through a clearing house, under the United States Bankruptcy Code and applicable CFTC regulations. Such provisions generally provide for a pro rata distribution to customers of customer property held by the bankrupt FCMs or an Exchange’s clearing house if the customer property held by the FCMs or the Exchange’s clearing house is insufficient to satisfy all customer claims.

Bankruptcy of a clearing FCMs can be caused by, among other things, the default of one of the FCM’s customers. In this event, the Exchange’s clearing house is permitted to use the entire amount of margin posted by BNO (as well as margin posted by other customers of the FCM) to cover the amounts owed by the bankrupt FCM. Consequently, BNO could be unable to recover amounts due to it on its futures positions, including assets posted as margin, and could sustain substantial losses.

Notwithstanding that BNO could sustain losses upon the failure or bankruptcy of its FCM, the majority of BNO’s assets are held in Treasuries, cash and/or cash equivalents with BNO's Custodian and would not be impacted by the bankruptcy of an FCM.

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

With the increased use of technologies such as the Internet and the dependence on computer systems to perform necessary business functions, BNO is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against BNO, a natural catastrophe, an industrial accident, failure of BNO’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of BNO’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of BNO shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect BNO’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. BNO and its shareholders could be negatively impacted as a result. While USCF and the Related Public Funds, including BNO, have established business continuity plans, there are inherent limitations in such plans.

General Risk Factors

Changes to U.S. tariff and import/export regulations could have a negative effect on BNO.

There has been ongoing discussion and commentary regarding significant changes that have been and could be made to U.S. trade policies, treaties and tariffs. The new U.S. presidential administration and U.S. Congress is in the process of revisiting and, in some cases, reversing changes made by the prior U.S. presidential administration and there is uncertainty about the future relationship between the United States and other countries with respect to trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, could have a material adverse effect on global economic conditions and the stability of global financial markets, and could significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and negatively impact BNO.

There is uncertainty surrounding potential legal, regulatory and policy changes by the new presidential administration in the United States that may directly affect financial institutions and the global economy.

As a result of the United States presidential election, which occurred on November 3, 2020 and subsequent senate runoff elections, there has been a change in control of the executive and legislative branches of the U.S. government. Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which lead to changes involving the level of oversight and regulation of the energy sector, climate change, and the financial services industry, as well as changes in tax rates.  The nature, timing and economic and political effects of potential changes to the current legal and regulatory framework affecting the energy sector and financial institutions remain highly uncertain. Uncertainty surrounding future changes may adversely affect BNO and its investments.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, BNO may be involved in legal proceedings arising primarily from the ordinary course of its business. BNO is not currently party to any material legal proceedings. In addition, USCF, as the general partner of BNO and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, USCF is not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO's disclosures in late April and early May regarding constraints imposed on USO's ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the 1933 Act and Section 10(b) of the 1934 Act and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

On August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice states that the CFTC staff has made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the CEA, 7 U.S.C. §§ 6o(1)(A), (B), 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019), in each case with respect to its disclosures and USO’s actions.

A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. USCF, USO, and Mr. Love maintain that USO’s disclosures and their actions were appropriate. They intend to vigorously contest the allegations made by the SEC staff in the SEC Wells Notice and the CFTC staff in the CFTC Wells Notice.

In re: United States Oil Fund, LP Securities Litigation

On June 19, 2020, USCF, USO, John P. Love, and Stuart P. Crumbaugh were named as defendants in a putative class action filed by purported shareholder Robert Lucas (the “Lucas Class Action”).  The Court thereafter consolidated the Lucas Class Action with two related putative class actions filed on July 31, 2020 and August 13, 2020, and appointed a lead plaintiff.  The consolidated class action is pending in the U.S. District Court for the Southern District of New York under the caption In re: United States Oil Fund, LP Securities Litigation, Civil Action No. 1:20-cv-04740.

On November 30, 2020, the lead plaintiff filed an amended complaint (the “Amended Lucas Class Complaint”). The Amended Lucas Class Complaint asserts claims under the 1933 Act, the 1934 Act, and Rule 10b-5.  The Amended Lucas Class Complaint challenges statements in registration statements that became effective on February 25, 2020 and March 23, 2020 as well as subsequent public statements through April 2020 concerning certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war.  The Amended Lucas Class Complaint purports to have been brought by an investor in USO on behalf of a class of similarly-situated shareholders who purchased USO securities between February 25, 2020 and April 28, 2020 and pursuant to the challenged registration statements.  The Amended Lucas Class Complaint seeks to certify a class and to award the class compensatory damages at an amount to be determined at trial as well as costs and attorney’s fees.  The Amended Lucas Class Complaint named as defendants USCF, USO, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes III, as well as the marketing agent, ALPS Distributors, Inc., and the Authorized Participants: ABN Amro, BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets, Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, J.P. Morgan Securities Inc., Merrill Lynch Professional Clearing Corporation, Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC.

The lead plaintiff has filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and move for their dismissal.

Wang Class Action

On July 10, 2020, purported shareholder Momo Wang filed a putative class action complaint, individually and on behalf of others similarly situated, against defendants USO, USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F. Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes, III, ABN Amro, BNP Paribas Securities Corp., Citadel Securities

LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC, SG Americas Securities LLC, UBS Securities LLC, and Virtu Financial BD LLC, in the U.S. District Court for the Northern District of California as Civil Action No. 3:20-cv-4596 (the “Wang Class Action”).

The Wang Class Action asserted federal securities claims under the 1933 Act, challenging disclosures in a March 19, 2020 registration statement. It alleged that the defendants failed to disclose to investors in USO certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The Wang Class Action was voluntarily dismissed on August 4, 2020.

Mehan Action

On August 10, 2020, purported shareholder Darshan Mehan filed a derivative action on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, and Malcolm R. Fobes, III (the “Mehan Action”). The action is pending in the Superior Court of the State of California for the County of Alameda as Case No. RG20070732.

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest such claims.

In re United States Oil Fund, LP Derivative Litigation

On August 27, 2020, purported shareholders Michael Cantrell and AML Pharm. Inc. DBA Golden International filed two separate derivative actions on behalf of nominal defendant USO, against defendants USCF, John P. Love, Stuart P. Crumbaugh, Andrew F Ngim, Gordon L. Ellis, Malcolm R. Fobes, III, Nicholas D. Gerber, Robert L. Nguyen, and Peter M. Robinson in the U.S. District Court for the Southern District of New York at Civil Action No. 1:20-cv-06974 (the “Cantrell Action”) and Civil Action No. 1:20-cv-06981 (the “AML Action”), respectively.

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a) and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

On September 9, 2020, the Court entered an order consolidating the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointing co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Shares

BNO’s shares have traded on the NYSE Arca under the symbol “BNO” since June 2, 2010.

As of December 31, 2020, BNO had approximately 21,205 holders of shares.

Dividends

BNO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 133 baskets (comprising 6,650,000 shares) and 463 baskets (comprising 23,150,000 shares) for the three and twelve months ended December 31, 2020, respectively. Monthly redemptions for the last three months are detailed below.

	Total
	Number of	Average Price
	Share	Per
Period	Redeemed	Share
10/1/20 to 10/31/20	2,350,000	$10.80
11/1/20 to 11/30/20	2,800,000	11.29
12/1/20 to 12/31/20	1,500,000	12.61
Total	6,650,000

Item 6. Selected Financial Data.

Financial Highlights (for the years ended December 31, 2020, 2019, 2018, 2017 and 2016)

(Dollar amounts in 000’s except for per share information)

	Year ended	Year ended	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2020	2019	2018	2017	2016
Total assets	$350,241	$84,878	$73,871	$98,458	$113,999
Net realized and unrealized gain (loss) on futures transactions, inclusive of commissions	$120,404	$25,525	$(16,129)	$15,387	$37,467
Net income (loss)	$119,084	$26,763	$(15,190)	$15,451	$37,005
Weighted average limited partnership shares	26,763,425	4,646,301	4,836,438	6,888,630	8,243,989
Net income (loss) per share	$(8.00)	$5.73	$(3.00)	$2.48	$3.48
Net income (loss) per weighted average share	$4.45	$5.76	$(3.14)	$2.24	$4.49
Cash and cash equivalents at end of year	$311,508	$72,726	$62,640	$78,344	$103,167

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the condensed financial statements and the notes thereto of the United States Brent Oil Fund, LP (“BNO”) included elsewhere in this annual report on Form 10 K.

Forward-Looking Information

This annual report on Form 10 K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause BNO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. BNO believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; significant market volatility in the crude oil markets and futures markets attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil.; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on BNO’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe BNO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and BNO cannot assure investors that the projections included in these forward-looking statements will come to pass. BNO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of December 31, 2020, BNO held 6,753 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the fiscal year ended December 31, 2020, BNO exceeded accountability levels imposed by the ICE Futures when it held a maximum of 10,997 Futures Contracts on the ICE Futures Europe, exceeding the "any" month limit. No action was taken by the ICE Futures and BNO did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the fiscal year ended December 31, 2020, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

On October 15, 2020, the CFTC approved a final rule that amends the existing federal position limits regime set forth in Part 150 of the CFTC’s regulations as well as the framework for exchange-set position limits and exemptions (such final rule, the “Position Limits Rule”).  The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.  The Position Limits Rule sets position limits for the spot month and non-spot month; however, the non-spot month limits only apply in respect of the agricultural futures contracts that are currently subject to position limits under Part 150 of the CFTC regulations (the “legacy agricultural contracts”).  With respect to regulatory oversight, the Position Limits Rule delegates authority to designated contract markets and swap execution facilities to oversee certain aspects of the position limits framework.  In addition to setting the federal position limits, the Position Limits Rule also provides several exemptions from such position limits, including an expanded list of enumerated bona fide hedge exemptions and certain spread exemptions.  Further, the Position Limits Rule sets forth two alternative processes for pursuing an exemption for non-enumerated hedge positions.  Other than for the legacy agricultural contracts, compliance with the limits imposed by the Position Limits Rule will not be required until 2022, except that economically equivalent swaps need not comply with the Position Limits Rule until 2023.

The Benchmark Futures Contract will be subject to position limits under the Position Limits Rule, and BNO’s trading does not qualify as an enumerated bona fide hedge.  Accordingly, the Position Limits Rule could negatively impact the ability of BNO to meet its investment objective by inhibiting USCF’s ability to effectively invest the proceeds from sales of Creation Baskets of BNO in particular amounts and types of its permitted investments.

Until such time as compliance with the Position Limits Rule is required, the regulatory architecture in effect prior to the adoption of the Position Limit Rules will govern transactions in commodities and related derivatives. Under that system, the CFTC enforces federal limits on speculation in the nine legacy agricultural contracts, while futures exchanges establish and enforce position limits and accountability levels for other agricultural products and certain energy products (e.g., oil and natural gas).

Under existing CFTC regulations and the Position Limits Rule, for the purpose of position limits, a market participant is generally required, subject to certain narrow exceptions, to aggregate all positions for which that participant controls the trading decisions with all positions for which that participant has a 10 percent or greater ownership interest in an account or position, as well as the positions of two or more persons acting pursuant to an express or implied agreement or understanding with that market participant (the “Aggregation Rules”).

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

The initial margin requirements of the Final Margin Rules are being phased in over time, and the variation margin requirements of the Final Margin Rules are currently in effect. BNO is not a Covered Swap Entity under the Final Margin Rules, but it is a financial end-user. Accordingly, BNO is currently subject to the variation margin requirements of the Final Margin Rules. However, BNO does not have material swaps exposure and, accordingly, BNO will not be subject to the initial margin requirements of the Final Margin Rules.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward trend during the year ended December 31, 2020. The price of the Benchmark Futures Contract started the year at $66.00 per barrel. The high of the year occurred on January 6, 2020 when the price reached $68.91 per barrel. The low for the year was on April 21, 2020, which was $22.17 per barrel. The year ended with the Benchmark Futures Contract at $51.80 per barrel, a decrease of approximately (21.52)% over the year. BNO’s per share NAV began the year at $20.91 and ended the year at $12.91 on December 31, 2020, a decrease of approximately (38.26)% over the year. The Benchmark Futures Contract prices listed above began with the March 2020 contracts and ended with the March 2021 contracts. The decrease of approximately (21.52)% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO's Benchmark.”

During the year ended December 31, 2020, the Brent crude oil futures market experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of December 31, 2020, BNO had issued 71,700,000 shares, 27,100,000 of which were outstanding. As of December 31, 2020, there were 178,300,000 shares registered but not yet issued. BNO has registered 250,000,000 shares since inception.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2020, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Company, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Company Inc., Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Per share net asset value, end of year	$12.91	$20.91
Average daily total net assets	$286,976,154	$87,473,789
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$665,524	$1,917,341
Annualized yield based on average daily total net assets	0.23%	2.19%
Management fee	$2,152,372	$656,053
Total fees and other expenses excluding management fees	$1,091,077	$211,243
Total amount of the expense waiver	$660,603	$80,032
Expenses before the allowance of the expense waiver	$3,243,449	$867,296
Expenses after the allowance of the expense waiver	$2,582,846	$787,264
Fees and expenses related the registration or offering of additional shares	$234,290	$—
Total commissions accrued to brokers	$548,601	$101,742
Total commissions as annualized percentage of average total net assets	0.19%	0.12%
Commissions accrued as a result of rebalancing	$527,095	$99,885
Percentage of commissions accrued as a result of rebalancing	96.08%	98.17%
Commissions accrued as a result of creation and redemption activity	$21,506	$1,857
Percentage of commissions accrued as a result of creation and redemption activity	3.92%	1.83%

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

The decrease in the per share NAV for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to lower prices for Brent crude oil and the related increase/decrease in the value of the Crude Oil Futures Contracts in which BNO held and traded.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the year ended December 31, 2020, compared to the year ended December 31, 2019. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2020, compared to the year ended December 31, 2019 was due primarily to BNO’s larger size as measured by total net assets.

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher number of Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2020, the average daily change in the Benchmark Futures Contract was 0.557%, while the average daily change in the per share NAV of BNO over the same time period was 0.553%. The average daily difference was (0.004)% (or 0.4 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was 1.688%. This ratio expressed in percentage terms is significantly affected by says or periods with flat price returns, and therefore, is not a meaningful measure of how well BNO tracks its benchmark.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to December 31, 2020, the average daily change in the Benchmark Futures Contract was 0.002%, while the average daily change in the per share NAV of BNO over the same time period was 0.000%. The average daily difference was (0.002)% (or 0.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal. The average daily difference expressed as a percentage of the average daily change in Benchmark Futures Contract for the same period was (0.440)%. This ratio expressed in percentage terms is significantly affected by days or periods with flat price returns, and therefore, is not a meaningful measure of how well BNO tracks its benchmark.

The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30-valuation day period ended December 31, 2020, the last trading day in December. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2020.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

BNO Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending December 31, 2020)*
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
-60.00%
Dec-15
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
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

For the year ended December 31, 2020, the actual total return of BNO as measured by changes in its per share NAV was (38.26)%. This is based on an initial per share NAV of $20.91 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $12.91. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $12.97 as of December 31, 2020, for a total return over the relevant time period of (37.97)% The difference between the actual per share NAV total return of BNO of (38.26)% and the expected total return based on the Benchmark Futures Contract of (37.97)% was an error over the time period of (0.287)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2019, the actual total return of BNO as measured by changes in its per share NAV was 37.75%. This is based on an initial per share NAV of $15.18 as of December 31, 2018 and an ending per share NAV as of December 31, 2019 of $20.91. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $20.65 as of December 31, 2019, for a total return over the relevant time period of 36.03%. The difference between the actual per share NAV total return of BNO of 37.75% and the expected total return based on the Benchmark Futures Contract of 36.03% was an error over the time period of 1.72%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2020, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2020. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by BNO may continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2020, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between December 31, 2010 and December 31, 2020. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation. In recent years, Brent crude oil markets were primarily in backwardation. However, as a result of the COVID-19 crisis and Saudi-Russia price war, demand has fallen sharply and supply increased simultaneously, resulting in Brent crude oil markets moving into steep contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil producing nations regarding limits on oil production levels. This level of contango was due to significant market volatility that occurred in the Brent crude oil markets as well as the oil futures markets.

In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic and disputes among oil-producing countries regarding limits on oil production levels. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia's unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020.

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

Brent Crude Oil Market. During the year ended December 31, 2020, Brent crude oil prices traded in a range between 68.91 to 22.17. Brent crude declined (21.52)% from the end of 2019 through December 31, 2020 to finish the year at $51.80.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, Brent crude oil prices rose from all-time lows in the spring of 2020 to $51.80 on December 31, 2020. The full impact of the world’s response to the COVID-19 pandemic still has not been determined, and winter surge in cases coupled with slow vaccine rollouts suggest that more economic pain may lie ahead. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between December 31, 2010 and December 31, 2020, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds and little correlation with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years
		US Gov't
	Large Cap US	Bonds	Global Equities
	Equities (S&P	(BEUSG4	(FTSE World		Unleaded
Correlation Matrix 10 Years	500)	Index)	Index)	Crude Oil (WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	(0.381)	0.967	0.476	0.549	0.373	0.554
US Gov't Bonds (BEUSG4 Index)		1.000	(0.366)	(0.328)	(0.285)	(0.337)	(0.363)
Global Equities (FTSE World Index)			1.000	0.514	0.576	0.432	0.597
Crude Oil (WTI)				1.000	0.739	0.780	0.893
Unleaded Gasoline					1.000	0.672	0.804
Heating Oil						1.000	0.018
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended December 31, 2020, the movement of Brent crude oil was strongly correlated with movements in large cap U.S. equities, global equities, U.S. West Texas Intermediate (WTI) crude oil and unleaded gasoline. Movements in Brent crude oil futures exhibited negative correlation to U.S. government bonds and little correlation with diesel-heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year
	Large Cap US		Global Equities
	Equities (S&P	US Gov't Bonds	(FTSE World		Unleaded
Correlation Matrix 1 Year	500)	(BEUSG4 Index)	Index)	Crude Oil	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	(0.537)	0.990	0.540	0.763	0.393	0.797
US Gov't Bonds (BEUSG4 Index)		1.000	(0.569)	(0.477)	(0.536)	(0.530)	(0.583)
Global Equities (FTSE World Index)			1.000	0.588	0.789	0.493	0.839
Crude Oil				1.000	0.886	0.846	0.898
Unleaded Gasoline					1.000	0.713	0.976
Heating Oil						1.000	(0.019)
Brent Oil							1.000
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

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The comparison of the fiscal years ended December 31, 2019 and 2018 can be found in BNO's annual report on Form 10-K for the fiscal year ended December 31, 2019 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO's NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO's account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO's investments in money market funds and Treasuries is paid to BNO. [During the year ended December 31, 2020, BNO's expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets.]* During the year ended December 31, 2019, BNO's expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. To the extent expenses exceed income, BNO's NAV will be negatively impacted.

USCF endeavors to have the value of BNO’s Treasuries, cash and cash equivalents, whether held by BNO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Crude Oil Interests. Commodity pools’ trading positions in futures contracts or other related investments are typically required to be secured by the deposit of margin funds that represent only a small percentage of a futures contract’s (or other commodity interest’s) entire market value. While USCF has not and does not intend to leverage BNO’s assets, it is not prohibited from doing so under the LP Agreement.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2020, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account BNO’s assets related to foreign Futures Contracts trading.

In the future, BNO may purchase OTC swaps, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2020, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $345,338,258 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2020, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

Contractual Obligations

BNO's primary contractual obligations are with USCF. In return for its services, USCF is entitled to a management fee calculated daily and paid monthly as a fixed percentage of BNO 's NAV, currently 0.75% of NAV on its average daily total net assets.

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

USCF pays the fees of the Marketing Agent, as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services, include those in connection with the preparation of BNO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and BNO have also entered into a licensing agreement with the NYMEX pursuant to which BNO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. BNO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by BNO to the extent that such expenses exceeded 0.15% (15 basis points) of BNO‘s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of BNO's condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

In addition to USCF’s management fee, BNO pays its brokerage fees (including fees to FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of BNO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to FCMs are on a contract-by-contract, or round turn, basis. BNO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Condensed Financial Statements in Item 8 of this annual report on Form 10-K.

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

As of December 31, 2020, BNO's portfolio held 6,753 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of December 31, 2020 BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO's current holdings, please see BNO's website at www.uscfinvestments.com.

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

OTC Contract Risk

BNO may purchase OTC contracts, such as forward contracts or swap or spot contracts. Unlike most exchange-traded futures contracts or exchange-traded options on such futures, each party to an OTC swap bears the credit risk that the other party may not be able to perform its obligations under its contract.

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

USCF assesses or reviews, as appropriate, the creditworthiness of each potential or existing counterparty to an OTC swap pursuant to guidelines approved by the Board. Furthermore, USCF on behalf of BNO only enters into OTC swaps with counterparties who are, or are affiliates of, (a) banks regulated by a United States federal bank regulator, (b) broker-dealers regulated by the SEC, (c) insurance companies domiciled in the United States, or (d) producers, users or traders of energy, whether or not regulated by the CFTC. Any entity acting as a counterparty shall be regulated in either the United States or the United Kingdom unless otherwise approved by the Board after consultation with its legal counsel. Existing counterparties are also reviewed periodically by USCF. BNO will also require that the counterparty be highly rated and/or provide collateral or other credit support. Even if collateral is used to reduce counterparty credit risk, sudden changes in the value of OTC transactions may leave a party open to financial risk due to a counterparty default since the collateral held may not cover a party’s exposure on the transaction in such situations.

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

Item 8. Financial Statements and Supplementary Data

United States Brent Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of BNO’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2020, BNO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Brent Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Brent Oil Fund, LP (the “Fund”) as of December 31, 2020 and 2019, including the schedule of investments as of December 31, 2020 and 2019, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Brent Oil Fund, LP as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Fund’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management and directors of the Fund; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Spicer Jeffries LLP

We have served as the Fund’s auditor since 2010.

Denver, Colorado

February 26, 2021

United States Brent Oil Fund, LP

Statements of Financial Condition

At December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents (at cost $311,507,932 and $72,725,833, respectively) (Notes 2 and 5)	$311,507,932	$72,725,833
Equity in trading accounts:
Cash and cash equivalents (at cost $33,830,326 and $10,877,607, respectively)	33,830,326	10,877,607
Unrealized gain (loss) on open commodity futures contracts	2,196,530	1,161,610
Receivable for shares sold	1,936,691	—
Receivable from General Partner (Note 3)	660,603	80,032
Dividends receivable	267	26,116
Interest receivable	11,948	4,902
Prepaid insurance*	2,399	2,132
Prepaid registration fees	94,582	—

Total Assets	$350,241,278	$84,878,232

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$221,384	$52,399
Professional fees payable	161,123	117,559
Brokerage commissions payable	21,299	2,816
Directors’ fees payable*	4,727	3,272

Total Liabilities	408,533	176,046

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	349,832,745	84,702,186
Total Partners’ Capital	349,832,745	84,702,186

Total Liabilities and Partners’ Capital	$350,241,278	$84,878,232

Limited Partners’ shares outstanding	27,100,000	4,050,000
Net asset value per share	$12.91	$20.91
Market value per share	$12.88	$20.85

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2020

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Oil Futures CO March 2021 contracts, expiring January 2021*	$347,608,870	6,753	$2,196,530	0.63

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01% #	201,000	$201,000	0.06
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02% #	30,146,000	30,146,000	8.62
Total United States Money Market Funds		$30,347,000	8.68

#Reflects the 7-day yield at December 31, 2020.

*Collateral amounted to $33,830,326 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

December 31, 2019

			Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Futures Contracts - Long
Foreign Contracts
ICE Brent Crude Oil Futures CO March 2020 contracts, expiring January 2020*	$83,516,390	1,283	$1,161,610	1.37

	Principal	Market
	Amount	Value
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
2.05%, 1/02/2020	$2,000,000	$1,999,887	2.36
2.03%, 1/09/2020	3,000,000	2,998,660	3.54
2.01%, 1/16/2020	2,000,000	1,998,346	2.36
2.04%, 1/23/2020	2,000,000	1,997,535	2.36
2.02%, 1/30/2020	2,000,000	1,996,781	2.36
1.90%, 2/06/2020	2,000,000	1,996,245	2.36
1.87%, 2/13/2020	2,000,000	1,995,569	2.36
1.85%, 2/20/2020	3,000,000	2,992,354	3.53
1.85%, 2/27/2020	3,000,000	2,991,307	3.53
1.83%, 3/05/2020	4,000,000	3,987,083	4.71
1.84%, 3/19/2020	3,000,000	2,988,170	3.53
1.88%, 3/26/2020	2,000,000	1,991,217	2.35
1.70%, 4/02/2020	2,000,000	1,991,362	2.35
1.64%, 4/09/2020	3,000,000	2,986,552	3.53
1.60%, 4/16/2020	3,000,000	2,985,955	3.52
1.60%, 4/23/2020	2,000,000	1,990,018	2.35
1.59%, 4/30/2020	2,000,000	1,989,500	2.35
1.54%, 5/07/2020	2,000,000	1,989,240	2.35
1.55%, 5/14/2020	1,000,000	994,268	1.17
1.55%, 5/21/2020	2,000,000	1,987,976	2.35
1.58%, 5/28/2020	2,000,000	1,987,091	2.35
1.53%, 6/04/2020	1,000,000	993,456	1.17
1.53%, 6/11/2020	2,000,000	1,986,297	2.34
1.54%, 6/18/2020	2,000,000	1,985,635	2.34
1.57%, 6/25/2020	2,000,000	1,984,747	2.34
Total Treasury Obligations		55,785,251	65.86

United States - Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio	8,000,000	8,000,000	9.44
Goldman Sachs Financial Square Funds - Government Fund - Class FS	10,000,000	10,000,000	11.81
Morgan Stanley Institutional Liquidity Funds - Government Portfolio	5,000,000	5,000,000	5.90
Total Money Market Funds		23,000,000	27.15
Total Cash Equivalents		$78,785,251	93.01

* Collateral amounted to $10,877,607 on open futures contracts.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Operations

For the years ended December 31, 2020, 2019 and 2018

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$119,917,640	$18,175,420	$(4,153,140)
Change in unrealized gain (loss) on open commodity futures contracts	1,034,920	7,451,120	(11,877,420)
Dividend income	253,607	533,922	408,899
Interest income*	411,917	1,383,419	1,284,171
ETF transaction fees	48,671	6,650	13,300
Total Income (Loss)	$121,666,755	$27,550,531	$(14,324,190)

Expenses
General Partner management fees (Note 3)	$2,152,372	$656,053	$721,836
Professional fees	280,082	90,200	111,160
Brokerage commissions	548,601	101,742	98,880
Directors’ fees and insurance	28,104	19,301	15,970
Registration fees	234,290	—	—

Total Expenses	3,243,449	867,296	947,846
Expense waiver (Note 3)	(660,603)	(80,032)	(81,642)
Net Expenses	2,582,846	787,264	866,204

Net Income (Loss)	$119,083,909	$26,763,267	$(15,190,394)
Net Income (Loss) per limited partner share	$(8.00)	$5.73	$(3.00)
Net Income (Loss) per weighted average limited partner share	$4.45	$5.76	$(3.14)
Weighted average limited partner shares outstanding	26,763,425	4,646,301	4,836,438
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statement of Changes in Partners’ Capital

For the years ended December 31, 2020, 2019 and 2018

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Balances at beginning of year	$84,702,186	$73,624,628	$94,548,873
Addition of 46,200,000, 950,000 and 2,050,000 partnership shares, respectively	387,344,797	17,034,820	41,996,934
Redemption of (23,150,000), (1,750,000) and (2,400,000) partnership shares, respectively	(241,298,147)	(32,720,529)	(47,730,785)
Net income (loss)	119,083,909	26,763,267	(15,190,394)

Balances at end of year	$349,832,745	$84,702,186	$73,624,628

*	General Partners' shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2020, 2019 and 2018

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$119,083,909	$26,763,267	$(15,190,394)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(1,034,920)	(7,451,120)	11,877,420
(Increase) decrease in receivable from General Partner	(580,571)	1,610	249,791
(Increase) decrease in dividends receivable	25,849	(8,304)	(821)
(Increase) decrease in interest receivable	(7,046)	(3,515)	8,188
(Increase) decrease in prepaid insurance*	(267)	(588)	(527)
(Increase) decrease in prepaid registration fees	(94,582)	—	—
(Increase) decrease in ETF transaction fees receivable	—	—	350
Increase (decrease) in General Partner management fees payable	168,985	2,391	(11,475)
Increase (decrease) in professional fees payable	43,564	(72,583)	(52,980)
Increase (decrease) in brokerage commissions payable	18,483	—	(2,500)
Increase (decrease) in directors' fees payable*	1,455	349	778
Net cash provided by (used in) operating activities	117,624,859	19,231,507	(3,122,170)

Cash Flows from Financing Activities:
Addition of partnership shares	385,408,106	17,034,820	41,996,934
Redemption of partnership shares	(241,298,147)	(32,720,529)	(51,328,625)
Net cash provided by (used in) financing activities	144,109,959	(15,685,709)	(9,331,691)

Net Increase (Decrease) in Cash and Cash Equivalents	261,734,818	3,545,798	(12,453,861)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	83,603,440	80,057,642	92,511,503
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$345,338,258	$83,603,440	$80,057,642

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$311,507,932	$72,725,833	$62,639,874
Equity in Trading Accounts:
Cash and cash equivalents	33,830,326	10,877,607	17,417,768
Total Cash, Cash Equivalents and Equity in Trading Accounts	$345,338,258	$83,603,440	$80,057,642

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2020, 2019 and 2018

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership interests (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil called the "Benchmark Futures Contract", plus interest earned on BNO's collateral holdings, less BNO's expenses. The Benchmark Futures Contract is the futures contract on Brent crude oil as traded on the ICE Futures Europe Exchange (the "ICE Futures") that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO's NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. Additionally, by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the "NYMEX"), the ICE Futures Europe and ICE Futures U.S. (together, "ICE Futures") or other U.S. and foreign exchanges (collectively, "Futures Contracts"), and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded ("over-the-counter" or "OTC") transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, "Other Crude Oil-Related Investments"). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as "Crude Oil Interests" in the notes to the financial statements.

In addition, USCF believes that market arbitrage opportunities cause daily changes in BNO’s share price on the NYSE Arca on a percentage basis to closely track daily changes in BNO’s per share NAV on a percentage basis. USCF further believes that the daily changes in prices of the Benchmark Futures Contract have historically tracked the daily changes in the spot price of Brent crude oil. USCF believes that the net effect of these relationships will be the daily changes in the price of BNO’s shares on NYSE Arca on a percentage basis will closely track the daily changes in the spot price of Brent crude oil on a percentage basis, less BNO’s expenses.

Investors should be aware that BNO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of Brent crude oil  or any particular futures contract based on Brent crude oil, nor is BNO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in BNO's shares during the past year relative to a hypothetical direct investment in Brent crude oil and, in the future, it is likely that the relationship between the market price of BNO's shares and the changes in the spot price of Brent crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing Brent crude oil, which could be substantial.)

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the NYMEX, or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of December 31, 2020, BNO held 6,753 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of December 31, 2020, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares and 150,000,000 shares registered on June 11, 2020.

The accompanying financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America ("U.S. GAAP").

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2020.

Creations and Redemptions

Authorized Participants may purchase Creation Baskets or redeem Redemption Baskets only in blocks of 50,000 shares at a price equal to the NAV of the shares calculated shortly after the close of the core trading session on the NYSE Arca on the day the order is placed.

BNO receives or pays the proceeds from shares sold or redeemed within two business days after the trade date of the purchase or redemption. The amounts due from Authorized Participants are reflected in BNO’s statements of financial condition as receivable for shares sold and amounts payable to Authorized Participants upon redemption are reflected as payable for shares redeemed.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2020.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2020, 2019 and 2018, BNO incurred $234,290, $0 and $0 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2020 are estimated to be a total of $28,104 for BNO and, in the aggregate for BNO and the Related Public Funds, $585,896. For the year ended December 31, 2019, these fees and expenses were $556,951 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2019 was $19,301. For the year ended December 31, 2018, these fees and expenses were $521,689 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2018 was $15,970.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $221,600 for the year ending December 31, 2020 approximately $90,200 for the year ended December 31, 2019 and approximately $111,000 for the year ended December 31, 2018. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods. For the year ended December 31, 2020, USCF waived $660,603 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements.

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

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO's FCM effective October 10, 2013.  BNO has engaged each of RCG Division of Marex Spectron ("RCG"), E D & F Man Capital Markets Inc. ("MCM") and Macquarie Futures USA LLC ("MFUSA") to serve as an additional FCM to BNO effective May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with BNO's FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other -Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other -Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Total commissions accrued to brokers	$548,601	$101,742	$98,880
Total commissions as annualized percentage of average total net assets	0.19%	0.12%	0.10%
Commissions accrued as a result of rebalancing	$527,095	$99,885	$95,188
Percentage of commissions accrued as a result of rebalancing	96.08%	98.17%	96.27%
Commissions accrued as a result of creation and redemption activity	$21,506	$1,857	$3,692
Percentage of commissions accrued as a result of creation and redemption activity	3.92%	1.83%	3.73%

The increase in total commissions accrued to brokers for the year ended December 31, 2020, compared to the year ended December 31, 2019, was due primarily to a higher  number of Brent crude oil futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary activities. To reduce the credit risk that arises in connection with OTC swaps, BNO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on BNO and reflect the consequences as appropriate in BNO’s accounting and financial reporting. The recent pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on BNO and its investments.

All of the futures contracts held by BNO through December 31, 2020 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2020 and December 31, 2019, BNO held investments in money market funds in the amounts of $30,347,000 and $23,000,000, respectively. BNO also holds cash deposits with its custodian. As of December 31, 2020 and December 31, 2019, BNO held cash deposits and investments in Treasuries in the amounts of $314,991,258 and $60,603,440 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2020, 2019 and 2018 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Per Share Operating Performance:
Net asset value, beginning of year	$20.91	$15.18	$18.18
Total income (loss)	(7.90)	5.90	(2.82)
Total expenses	(0.10)	(0.17)	(0.18)
Net increase (decrease) in net asset value	(8.00)	5.73	(3.00)
Net asset value, end of year	$12.91	$20.91	$15.18

Total Return	(38.26)%	37.75%	(16.50)%

Ratios to Average Net Assets
Total income (loss)	42.40%	31.50%	(14.88)%
Management fees	0.75%	0.75%	0.75%
Expenses excluding management fees	0.38%	0.24%	0.23%
Expense waived	(0.23)%	(0.09)%	(0.08)%
Net expense excluding management fees	0.15%	0.15%	0.15%
Net income (loss)	41.50%	30.60%	(15.78)%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from BNO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2020 and 2019.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(78,698,540)	$135,556,854	$(335,557)	$65,143,998
Total Expenses	241,406	943,650	1,129,381	929,012
Expense Waivers	$(56,591)	(220,204)	(220,529)	(163,279)
Net Expenses	184,815	723,446	908,852	765,733
Net Income (Loss)	(78,883,355)	$134,833,408	$(1,244,409)	$64,378,265
Net Income (Loss) per Share	$(12.94)	$2.80	$(0.07)	$2.21

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2019	2019	2019	2019
Total Income (Loss)	$20,095,714	$246,345	$(4,665,987)	$11,874,459
Total Expenses	205,258	213,774	230,753	217,511
Expense Waivers	$(6,004)	$(3,391)	(35,357)	(35,280)
Net Expenses	199,254	210,383	195,396	182,231
Net Income (Loss)	19,896,460	35,962	$(4,861,383)	$11,692,228
Net Income (Loss) per Share	$4.04	$(0.09)	$(1.04)	$2.82

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

The following table summarizes the valuation of BNO’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$30,347,000	$30,347,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,196,530	2,196,530	—	—

At December 31, 2019	Total	Level I	Level II	Level III
Short-Term Investments	$78,785,251	$78,785,251	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,161,610	1,161,610	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted		Fair Value	Fair Value
for as Hedging	Statements of Financial	at December 31,	at December 31,
Instruments	Condition Location	2020	2019
Futures - Commodity Contracts	Assets	$2,196,530	$1,161,610

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2020		December 31, 2019		December 31, 2018
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Derivatives not Accounted	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
for as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$119,917,640		$18,175,420		$(4,153,140)

	Change in unrealized gain (loss) on open positions		$1,034,920		$7,451,120		$(11,877,420)

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, which changes certain fair value measurement disclosure requirements. The new ASU, in addition to other modifications and additions, removes the requirement to disclose the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, and BNO’s policy for the timing of transfers between levels. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. BNO has evaluated the implications of certain provisions of the ASU and has determined that there will be no material impacts to the financial statements.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. BNO has no executive officers. Pursuant to the terms of the LP Agreement, BNO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	58	Management Director, Vice President
Andrew F. Ngim	60	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	61	Management Director
John P. Love	49	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	57	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	62	Chief Compliance Officer
Ray W. Allen	64	Portfolio Manager
Kevin A. Baum	50	Chief Investment Officer
Gordon L. Ellis	74	Independent Director
Malcolm R. Fobes III	56	Independent Director
Peter M. Robinson	63	Independent Director

Ray W. Allen, 64, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager since May 2015, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO since September 2009, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) USOU and USOD from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, since May 2018. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 50, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved as an NFA principal and associated person of USCF since April 2016 and, as of January 2017, a branch manager of USCF. As of February 2017, he also is an associated person and branch manager of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 57, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc. ("Concierge"), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 58, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 49, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 60, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI, CPER and USAG since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 61, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 62, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 74, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores, develops, and evaluates gold mining properties in Peru, South America. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is an engineer and earned an MBA in international finance.

Malcolm R. Fobes III, 56, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 63, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in BNO. Ray W. Allen and Andrew F. Ngim make trading and investment decisions for BNO. Ray W. Allen, Andrew F. Ngim and Kevin Sheehan execute trades on behalf of BNO. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kevin Sheehan, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum, Kevin Sheehan and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Risk Management

The full Board is actively involved in overseeing the management and operation of USCF, including oversight of the risks that face BNO and the Related Public Funds. For example, the Board has adopted an Investment Policy and a Policy for Use of Derivatives. The policies are intended to ensure that USCF takes prudent and careful action while entering into and managing investments taken by BNO, including Futures Contracts and Other Crude Oil-Related Investments such as OTC swap contracts. Additionally, the policies are intended to provide assurance that there is sufficient flexibility in controlling risks and returns associated with the use of investments by BNO. The policies, among other things, limit BNO’s ability to have too high of a concentration of its assets in non-exchange traded futures contracts or cleared swap contracts or concentrating its investments in too few counterparties, absent prior approval from the Board. Existing counterparties are reviewed periodically by the Board to ensure that they continue to meet the criteria outlined in the policies. The Board tasks USCF with assessing risks, including market risk, credit risk, liquidity risk, cash flow risk, basis risk, legal and tax risk, settlement risk, and operational risk.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

BNO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of BNO and other entities controlled by USCF. BNO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. BNO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of average daily total net assets. For 2020, BNO accrued aggregate management fees of $2,152,372.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2020, by the directors of USCF. BNO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2020 was $28,104.

Change in
Pension
	Fees				Value and
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$5,964	NA	NA	NA	$—	$—	$5,964
Gordon L. Ellis	$5,964	NA	NA	NA	$—	$—	$5,964
Malcolm R. Fobes III(1)	$7,157	NA	NA	NA	$—	$—	$7,157

(1)Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

None of the directors or executive officers of USCF own any shares of BNO. In addition, BNO is not aware of any 5% holder of its shares as of February 10, 2021.

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to BNO by its independent auditors for the last two fiscal years are as follows:

	2020	2019
Audit fees	$45,000	$35,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$45,000	$35,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 74.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(4)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
3.3(5)	Fourth Amended and Restated Agreement of Limited Partnership.
4.1(11)	Description of Securities
10.1(6)	Form of Authorized Participant Agreement.
10.2(11)	Form of Custody Agreement with The Bank of New York Mellon.
10.3(11)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.4(11)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.5(3)	Marketing Agent Agreement.
10.6(2)	Amendment No. 1 to the Marketing Agent Agreement
10.7(7)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.8(8)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.9(9)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.10(10)	Form of Customer Agreement with Macquarie Futures USA LLC.
23.1(12)	Consent of Independent Registered Public Accounting Firm.
31.1(12)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(12)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(12)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(12)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162015) filed on September 18, 2009.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 16, 2010.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.

(6)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-187501), filed on April 6, 2015.
(7)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on October 10, 2013.
(8)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on May 29, 2020.
(9)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on June 15, 2020.
(10)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on December 7, 2020.
(11)	Incorporated by reference to Registrant's Current Report on Form 8-K, filed on March 30, 2020.
(12)	Filed herewith.

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

Date: February 26, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 26, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 26, 2021
Nicholas D. Gerber

/s/ John P. Love	Management Director	February 26, 2021
John P. Love

/s/ Andrew F Ngim	Management Director	February 26, 2021
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	February 26, 2021
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 26, 2021
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 26, 2021
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 26, 2021
1Malcolm R. Fobes III