Form 10-Q
period 2021-03-31
United States Brent Oil Fund, LP
filed 2021-05-07
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 19,450,000 outstanding shares as of April 26, 2021.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2021 (Unaudited) and December 31, 2020

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $303,480,374 and $311,507,932, respectively) (Notes 2 and 5)	$303,480,374	$311,507,932
Equity in trading accounts:
Cash and cash equivalents (at cost $38,373,003 and $33,830,326, respectively)	38,373,003	33,830,326
Unrealized gain (loss) on open commodity futures contracts	(10,583,180)	2,196,530
Receivable for shares sold	—	1,936,691
Receivable from General Partner (Note 3)	139,105	660,603
Dividends receivable	5,252	267
Interest receivable	1,333	11,948
Prepaid insurance*	65,472	2,399
Prepaid registration fees	30,682	94,582

Total Assets	$331,512,041	$350,241,278

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$224,019	$221,384
Professional fees payable	124,623	161,123
Brokerage commissions payable	22,595	21,299
Directors’ fees payable*	5,008	4,727

Total Liabilities	376,245	408,533

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	331,135,796	349,832,745
Total Partners’ Capital	331,135,796	349,832,745

Total Liabilities and Partners’ Capital	$331,512,041	$350,241,278

Limited Partners’ shares outstanding	20,900,000	27,100,000
Net asset value per share	$15.84	$12.91
Market value per share	$15.88	$12.88

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2021

Fair Value/
Unrealized Gain
			(Loss) on Open	% of
	Notional	Number of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Oil Futures CO June 2021 contracts, expiring April 2021*	$341,724,900	5,278	$(10,583,180)	(3.20)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Treasury Obligations
U.S. Treasury Bills:
0.04%, 5/06/2021	$50,000,000	$49,998,077	15.10
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.04%#	5,201,000	5,201,000	1.57
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	200,000,000	200,000,000	60.40
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	30,146,000	30,146,000	9.10
Total United States Money Market Funds		235,347,000	71.07
Total Cash Equivalents		$285,345,077	86.17

#     Reflects the 7-day yield at March 31, 2021.

*     Collateral amounted to $38,373,003 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$90,150,900	$(66,688,930)
Change in unrealized gain (loss) on open commodity futures contracts	(12,779,710)	(12,321,580)
Dividend income	8,953	70,258
Interest income*	21,403	227,012
ETF transaction fees	10,500	14,700
Total Income (Loss)	$77,412,046	$(78,698,540)

Expenses
General Partner management fees (Note 3)	$663,973	$153,554
Professional fees	103,719	36,026
Brokerage commissions	95,085	46,679
Directors’ fees and insurance	9,195	5,147
Registration fees	63,900	—
Total Expenses	935,872	241,406
Expense waiver (Note 3)	(139,105)	(56,591)
Net Expenses	$796,767	$184,815
Net Income (Loss)	$76,615,279	$(78,883,355)
Net Income (Loss) per limited partner share	$2.93	$(12.94)
Net Income (Loss) per weighted average limited partner share	$3.24	$(13.99)
Weighted average limited partner shares outstanding	23,677,222	5,637,363
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2021	March 31, 2020

Balances at beginning of period	$349,832,745	$84,702,186
Addition of 1,600,000 and 11,700,000 partnership shares	26,030,689	120,744,277
Redemption of (7,800,000) and (150,000) partnership shares	(121,342,917)	(2,180,105)
Net income (loss)	76,615,279	(78,883,355)

Balances at end of period	$331,135,796	$124,383,003
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2021 and 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$76,615,279	$(78,883,355)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	12,779,710	12,321,580
(Increase) decrease in receivable from General Partner	521,498	(56,591)
(Increase) decrease in dividends receivable	(4,985)	8,914
(Increase) decrease in interest receivable	10,615	4,670
(Increase) decrease in prepaid insurance*	(63,073)	(7,587)
(Increase) decrease in prepaid registration fees	63,900	—
(Increase) decrease in ETF transaction fees receivable	—	(1,050)
Increase (decrease) in General Partner management fees payable	2,635	3,710
Increase (decrease) in professional fees payable	(36,500)	(53,133)
Increase (decrease) in brokerage commissions payable	1,296	300
Increase (decrease) in directors’ fees payable*	281	(199)
Net cash provided by (used in) operating activities	89,890,656	(66,662,741)

Cash Flows from Financing Activities:
Addition of partnership shares	27,967,380	109,964,533
Redemption of partnership shares	(121,342,917)	(2,180,105)
Net cash provided by (used in) financing activities	(93,375,537)	107,784,428

Net Increase (Decrease) in Cash and Cash Equivalents	(3,484,881)	41,121,687

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	345,338,258	83,603,440
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$341,853,377	$124,725,127

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$303,480,374	$85,368,500
Equity in Trading Accounts:
Cash and cash equivalents	38,373,003	39,356,627
Total Cash, Cash Equivalents and Equity in Trading Accounts	$341,853,377	$124,725,127

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements

For the period ended March 31, 2021 (Unaudited)

NOTE 1 — ORGANIZATION AND BUSINESS

The United States Brent Oil Fund, LP (“BNO”) was organized as a limited partnership under the laws of the state of Delaware on September 2, 2009. BNO is a commodity pool that issues limited partnership interests (“shares”) that may be purchased and sold on the NYSE Arca, Inc. (the “NYSE Arca”). BNO will continue in perpetuity, unless terminated sooner upon the occurrence of one or more events as described in its Fourth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”). The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil called the “Benchmark Futures Contract”, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. The Benchmark Futures Contract is the futures contract on Brent crude oil as traded on the ICE Futures Europe Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. Additionally, by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), the ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as “Crude Oil Interests” in the notes to the financial statements.

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

Investors should be aware that BNO’s investment objective is not for its NAV or market price of shares to equal, in dollar terms, the spot price of Brent crude oil or any particular futures contract based on Brent crude oil, nor is BNO’s investment objective for the percentage change in its NAV to reflect the percentage change of the price of any particular futures contract as measured over a time period greater than one day. This is because natural market forces called contango and backwardation have impacted the total return on an investment in BNO’s shares during the past year relative to a hypothetical direct investment in Brent crude oil and, in the future, it is likely that the relationship between the market price of BNO’s shares and the changes in the spot price of Brent crude oil will continue to be so impacted by contango and backwardation. (It is important to note that the disclosure above ignores the potential costs associated with physically owning and storing Brent crude oil, which could be substantial.)

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the NYMEX, or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2021, BNO held 5,278 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), a Delaware statutory trust and each of its series: the United States Commodity Index Fund (“USCI”), the United States Copper Index Fund (“CPER”) and the USCF Crescent Crypto Index Fund (“XBET”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively. A registration statement that had been previously filed for XBET was withdrawn on June 25, 2020.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of March 31, 2021, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares and 150,000,000 shares registered on June 11, 2020.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2021 and 2020, BNO incurred $63,900 and $0 respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $91,000 for BNO and, in the aggregate for BNO and the Related Public Funds, $1,223,400.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $375,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods and plans to terminate such expense waiver as of April 30, 2021. For the three months ended March 31, 2021, USCF waived $139,105 of BNO’s expenses. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements and will terminate on April 30, 2021.

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

USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time. Brown Brothers Harriman and Co. (“BBH&Co.”) previously served as the Administrator, Custodian, Transfer Agent and Fund Accounting Agent for BNO and the Related Public Funds prior to BNY Mellon commencing such services on April 1, 2020. Certain fund accounting and fund administration services rendered by BBH&Co. to BNO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013. BNO has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as an additional FCM to BNO effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with BNO’s FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other -Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other -Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Total commissions accrued to brokers	$95,085	$46,679
Total commissions as annualized percentage of average total net assets	0.11%	0.23%
Commissions accrued as a result of rebalancing	$89,261	$37,828
Percentage of commissions accrued as a result of rebalancing	93.87%	81.04%
Commissions accrued as a result of creation and redemption activity	$5,824	$8,851
Percentage of commissions accrued as a result of creation and redemption activity	6.13%	18.96%

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of Brent crude oil futures contracts being held and traded.

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

All of the futures contracts held by BNO through March 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2021 and December 31, 2020, BNO held investments in money market funds in the amounts of $235,347,000 and $30,347,000, respectively. BNO also holds cash deposits with its custodian. As of March 31, 2021 and December 31, 2020, BNO held cash deposits and investments in Treasuries in the amounts of $106,506,377 and $314,991,258 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$12.91	$20.91
Total income (loss)	2.96	(12.91)
Total expenses	(0.03)	(0.03)
Net increase (decrease) in net asset value	2.93	(12.94)
Net asset value, end of period	$15.84	$7.97

Total Return	22.70%	(61.88)%

Ratios to Average Net Assets
Total income (loss)	21.56%	(95.57)%
Management fees*	0.75%	0.75%
Total expenses excluding management fees*	0.31%	0.43%
Expense waived*	(0.16)%	(0.28)%
Net expense excluding management fees*	0.15%	0.15%
Net income (loss)	21.34%	(95.80)%
*	Annualized.

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

The following table summarizes the valuation of BNO’s securities at March 31, 2021 using the fair value hierarchy:

At March 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$285,345,077	$285,345,077	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(10,583,180)	(10,583,180)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$30,347,000	$30,347,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,196,530	2,196,530	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value	Fair Value
	Financial	at March 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$(10,583,180)	$2,196,530

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2021		March 31, 2020
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$90,150,900		$(66,688,930)

	Change in unrealized gain (loss) on open positions		$(12,779,710)		$(12,321,580)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause BNO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. BNO believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic, disputes among oil-producing countries over the potential limits on the production of crude oil, changes in demand for crude oil and storage for crude oil; uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on BNO’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe BNO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and BNO cannot assure investors that the projections included in these forward-looking statements will come to pass. BNO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2021, BNO held 5,278 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2021, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2021, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), the CFTC, the NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact BNO are discussed in “Item 1. Business” and “Item 1A. Risk Factors” in this quarterly report on Form 10-Q.

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

Money Market Funds

The SEC adopted amendments to Rule 2a-7 under the Investment Company Act of 1940, as amended (“1940 Act”) which became effective in 2016, to reform money market funds (“MMFs”). While the rule applies only to MMFs, it may indirectly affect institutional investors such as BNO. A portion of BNO’s assets that are not used for margin or collateral in the Futures Contracts currently are invested in government MMFs. BNO does not hold any non-government MMFs and does not anticipate investing in any non-government MMFs. However, if BNO invests in other types of MMFs besides government MMFs in the future, BNO could be negatively impacted by investing in an MMF that does not maintain a stable $1.00 NAV or that has the potential to impose redemption fees and gates (temporary suspension of redemptions).

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven downward trend during the three months ended March 31, 2021. The price of the Benchmark Futures Contract started the period at $51.80 per barrel. The high of the period was on March 11, 2021 when the price reached $69.63 per barrel. The low for the period was on January 4, 2021, which was $51.09 per barrel. The period ended with the Benchmark Futures Contract at $62.74 per barrel, an increase of approximately 21.12% over the period. BNO’s per share NAV began the period at $12.91 and ended the period at $15.84 on March 31, 2021, an increase of approximately 22.70% over the period. The Benchmark Futures Contract prices listed above began with the March 2021 contracts and ended with the June 2021 contracts. The increase of approximately 21.12% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the three months ended March 31, 2021, the Brent crude oil futures was primarily in a state of backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of March 31, 2021, BNO had issued 73,300,000 shares, 20,900,000 of which were outstanding. As of March 31, 2021, there were 176,700,000 shares registered but not yet issued. BNO has registered 250,000,000 shares since inception.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2021, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
Average daily total net assets	$359,037,275	$82,345,473
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$30,356	$297,270
Annualized yield based on average daily total net assets	0.03%	1.45%
Management fee	$663,973	$153,554
Total fees and other expenses excluding management fees	$271,899	$87,852
Total amount of the expense waiver	$139,105	$56,591
Expenses before the allowance of the expense waiver	$935,872	$241,406
Expenses after the allowance of the expense waiver	$796,767	$184,815
Fees and expenses related the registration or offering of additional shares	$63,900	$—
Total commissions accrued to brokers	$95,085	$46,679
Total commissions as annualized percentage of average total net assets	0.11%	0.23%
Commissions accrued as a result of rebalancing	$89,261	$37,828
Percentage of commissions accrued as a result of rebalancing	93.87%	81.04%
Commissions accrued as a result of creation and redemption activity	$5,824	$8,851
Percentage of commissions accrued as a result of creation and redemption activity	6.13%	18.96%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the three months ended March 31, 2021, compared to the three months ended March 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2021, compared to the three months ended March 31, 2020 was due primarily to an increase in fees and expenses related to the registration or offering of additional shares and professional fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was due primarily to a higher number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2021, the average daily change in the Benchmark Futures Contract was 0.007%, while the average daily change in the per share NAV of BNO over the same time period was 0.004%. The average daily difference was (0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2021, the average daily change in the Benchmark Futures Contract was 0.010%, while the average daily change in the per share NAV of BNO over the same time period was 0.008%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2021. The second graph measures monthly changes since March 31, 2016 through March 31, 2021.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

BNO Monthly Total Return vs Monthly Benchmark Futures Contracts
(5 years ending March 31, 2021)*
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
-60.00%
Mar-16
Jun-16
Sep-16
Dec-16
Mar-17
Jun-17
Sep-17
Dec-17
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
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

For the three months ended March 31, 2021, the actual total return of BNO as measured by changes in its per share NAV was 22.70%. This is based on an initial per share NAV of $12.91 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $15.84. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $15.88 as of March 31, 2021, for a total return over the relevant time period of 23.01%. The difference between the actual per share NAV total return of BNO of 22.70% and the expected total return based on the Benchmark Futures Contract of 23.01% was a difference over the time period of (0.31)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2020, the actual total return of BNO as measured by changes in its per share NAV was (61.88)%. This was based on an initial per share NAV of $20.91 as of December 31, 2019 and an ending per share NAV as of March 31, 2020 of $7.97. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $7.96 as of March 31, 2020, for a total return over the relevant time period of (61.93)%. The difference between the actual per share NAV total return of BNO of (61.88)% and the expected total return based on the Benchmark Futures Contract of (61.93)% was a difference over the time period of 0.05%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by BNO may continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2021, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions and regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2011 and March 31, 2021. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the three months ended March 31, 2021, the crude oil futures market alternated between conditions of contango and backwardation.

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

Brent Crude Oil Market. During the three months ended March 31, 2021, front month Brent crude oil futures prices traded in a range between $51.09 to $69.63. Brent crude increased 22.66% from the end of 2020 through March 31, 2021 to finish the quarter at $63.54.

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

During the second quarter of 2020, the International Energy Agency (IEA) reported that crude oil demand fell an average of 16.4 mbd while global crude oil supply declined by an average of 13.7 mbd. Demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Supply declined largely due to the historic agreement in April between the United States, OPEC, Russia, and other oil producers. The bulk of the supply decline came from voluntary OPEC+ cuts while 2.8 mbd resulted from market driven cuts in the United States. As of June 30, 2020, U.S. production had dropped over 15%, rapidly falling back to 11 mbd. Oil producing rigs in the United States fell to 180 from over 670 at the start of the year, a massive decline that will likely see U.S. supply fall further. Finally, in late June storage in the U.S. spiked to 541 million barrels while global storage reached 3.351 billion barrels.

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

Third, futures curves, which can exhibit conditions known as “contango” and “backwardation”, moved into a condition that some market experts referred to as “super contango.” Specifically, the front month Brent crude oil futures contract fell significantly relative to deferred contract months. On a percentage basis, the difference between the front and second month crude oil contracts was more than double the previous record.

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, Brent crude oil prices rose from all-time lows in the spring of 2020 to $63.54 on March 31, 2021. The full impact of the world’s response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between March 31, 2011 and March 31, 2021, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis was somewhat correlated with the movements of large cap U.S. equities and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil, unleaded gasoline and heating oil. Movements in Brent crude oil futures exhibited a somewhat inverse correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large Cap US		Global Equities
	Equities	US Gov’t Bonds	(FTSE World	Crude Oil	Unleaded	Heating	Brent
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	Index)	(WTI)	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	(0.383)	0.967	0.473	0.549	0.367	0.544
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.367)	(0.334)	(0.306)	(0.344)	(0.370)
Global Equities (FTSE World Index)			1.000	0.513	0.579	0.429	0.591
Crude Oil (WTI)				1.000	0.742	0.785	0.897
Unleaded Gasoline					1.000	0.680	0.809
Heating Oil						1.000	0.853
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended March 31, 2021, the movement of Brent crude oil was strongly correlated with movements in large cap U.S. equities, global equities, U.S. West Texas Intermediate (WTI) crude oil, unleaded gasoline and heating oil. Movements in Brent crude oil futures exhibited negative correlation to U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large Cap		Global Equities
	US Equities	US Gov’t Bonds	(FTSE World	Crude	Unleaded	Heating	Brent
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	Index)	Oil	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	(0.329)	0.987	0.499	0.756	0.330	0.758
US Gov’t Bonds (BEUSG4 Index)		1.000	(0.337)	(0.323)	(0.496)	(0.389)	(0.460)
Global Equities (FTSE World Index)			1.000	0.552	0.787	0.442	0.809
Crude Oil				1.000	0.875	0.836	0.890
Unleaded Gasoline					1.000	0.712	0.974
Heating Oil						1.000	0.804
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2021, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2021, BNO used other assets to pay expenses. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2021, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

BNO may terminate at any time, regardless of whether BNO has incurred losses, subject to the terms of the LP Agreement. In particular, unforeseen circumstances, including, but not limited to, (i) market conditions, regulatory requirements, risk mitigation measures taken by BNO or third parties or otherwise that would lead BNO to determine that it could no longer foreseeably meet its investment objective or that BNO’s aggregate net assets in relation to its operating expenses or its margin or collateral requirements make the continued operation of BNO unreasonable or imprudent, or (ii) adjudication of incompetence, bankruptcy, dissolution, withdrawal or removal of USCF as the general partner of BNO could cause BNO, to terminate unless a majority interest of the limited partners within 90 days of the event elects to continue the partnership and appoints a successor general partner, or the affirmative vote of a majority in interest of the limited partners subject to certain conditions. However, no level of losses will require BNO to terminate BNO. BNO’s termination would cause the liquidation and potential loss of an investor’s investment. Termination could also negatively affect the overall maturity and timing of an investor’s investment portfolio.

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

As of March 31, 2021, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $341,853,377 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2021, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

USCF pays the fees of the Marketing Agent, as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services, include those in connection with the preparation of BNO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and BNO have also entered into a licensing agreement with the NYMEX pursuant to which BNO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. BNO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF has voluntarily agreed to pay certain expenses typically borne by BNO to the extent that such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF has no obligation to continue such payments into subsequent periods and plans to terminate such expense waiver as of April 30, 2021. This voluntary expense waiver is in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q and will terminate on April 30, 2021.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of BNO’s condensed financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of March 31, 2021, BNO’s portfolio consisted of 5,278 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of March 31, 2021, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2021, BNO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, BNO may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of BNO and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, BNO and USCF are not currently party to any material legal proceedings.

SEC and CFTC Wells Notices

On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice relates to USO’s disclosures in late April and early May regarding constraints imposed on USO’s ability to invest in Oil Futures Contracts. The SEC Wells Notice states that the SEC staff has made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder, in each case with respect to its disclosures and USO’s actions.

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

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to vigorously contest such claims and have moved for their dismissal.

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

The complaints in the Cantrell and AML Actions are nearly identical. They each allege violations of Sections 10(b), 20(a), and 21D of the 1934 Act, Rule 10b-5 thereunder, and common law claims of breach of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. These allegations stem from USO’s disclosures and defendants’ alleged actions in light of the extraordinary market conditions in 2020 that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaints seek, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. The plaintiffs in the Cantrell and AML Actions have marked their actions as related to the Lucas Class Action.

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

USCF, USO, and the other defendants intend to vigorously contest the claims in In re United States Oil Fund, LP Derivative Litigation.

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed on February 26, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 156 baskets (comprising 7,800,000 shares) during the first quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/21 to 1/31/21	1,750,000	$13.77
2/1/21 to 2/28/21	3,200,000	$15.58
3/1/21 to 3/31/21	2,850,000	$16.63
Total	7,800,000

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

Date: May 7, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 7, 2021