Form 10-Q
period 2021-06-30
United States Brent Oil Fund, LP
filed 2021-08-06
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2021.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 15,650,000 outstanding shares as of July 20, 2021.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2021 (Unaudited) and December 31, 2020

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $238,613,805 and $311,507,932, respectively) (Notes 2 and 5)	$238,613,805	$311,507,932
Equity in trading accounts:
Cash and cash equivalents (at cost $74,940,810 and $33,830,326, respectively)	74,940,810	33,830,326
Unrealized gain (loss) on open commodity futures contracts	6,209,650	2,196,530
Receivable for shares sold	—	1,936,691
Receivable from General Partner (Note 3)	—	660,603
Dividends receivable	4,649	267
Interest receivable	4,787	11,948
Prepaid insurance*	48,736	2,399
Prepaid registration fees	—	94,582

Total Assets	$319,822,437	$350,241,278

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$196,713	$221,384
Professional fees payable	168,238	161,123
Brokerage commissions payable	17,169	21,299
Directors’ fees payable*	4,962	4,727
Registration fees payable	33,928	—

Total Liabilities	421,010	408,533

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	319,401,427	349,832,745
Total Partners’ Capital	319,401,427	349,832,745

Total Liabilities and Partners’ Capital	$319,822,437	$350,241,278

Limited Partners’ shares outstanding	16,600,000	27,100,000
Net asset value per share	$19.24	$12.91
Market value per share	$19.25	$12.88

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2021

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners'
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Oil Futures CO September 2021 contracts, expiring July 2021*	$313,238,570	4,281	$6,209,650	1.94

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	2,201,000	$2,201,000	0.69
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	200,000,000	200,000,000	62.61
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	18,646,000	18,646,000	5.84
Total United States Money Market Funds		$220,847,000	69.14
#	Reflects the 7-day yield at June 30, 2021.
*	Collateral amounted to $74,940,810 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$46,991,360	$125,227,920	$137,142,260	$58,538,990
Change in unrealized gain (loss) on open commodity futures contracts	16,792,830	10,078,540	4,013,120	(2,243,040)
Dividend income	14,933	113,447	23,886	183,705
Interest income*	11,091	119,776	32,494	346,788
ETF transaction fees	7,700	17,171	18,200	31,871
Total Income (Loss)	$63,817,914	$135,556,854	$141,229,960	$56,858,314

Expenses
General Partner management fees (Note 3)	$604,779	$601,981	$1,268,752	$755,535
Professional fees	152,238	47,853	255,957	83,879
Brokerage commissions	71,693	205,173	166,778	251,852
Directors’ fees and insurance	22,164	7,143	31,359	12,290
Registration fees	64,610	81,500	128,510	81,500
Total Expenses	915,484	943,650	1,851,356	1,185,056
Expense waiver (Note 3)	(63,046)	(220,204)	(202,151)	(276,795)
Net Expenses	$852,438	$723,446	$1,649,205	$908,261
Net Income (Loss)	$62,965,476	$134,833,408	$139,580,755	$55,950,053
Net Income (Loss) per limited partner share	$3.40	$2.80	$6.33	$(10.14)
Net Income (Loss) per weighted average limited partner share	$3.40	$3.80	$6.62	$2.72
Weighted average limited partner shares outstanding	18,492,222	35,495,604	21,083,702	20,566,484
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2021 and 2020

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Balances at beginning of period	$331,135,796	$124,383,003	$349,832,745	$84,702,186
Addition of 550,000, 31,450,000, 2,150,000 and 43,150,000 partnership shares, respectively	10,343,378	232,455,006	36,374,067	353,199,283
Redemption of (4,850,000), (8,650,000), (12,650,000) and (8,800,000) partnership shares, respectively	(85,043,223)	(78,176,369)	(206,386,140)	(80,356,474)
Net income (loss)	62,965,476	134,833,408	139,580,755	55,950,053

Balances at end of period	$319,401,427	$413,495,048	$319,401,427	$413,495,048
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2021 and 2020

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$139,580,755	$55,950,053
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(4,013,120)	2,243,040
(Increase) decrease in receivable from General Partner	660,603	80,032
(Increase) decrease in dividends receivable	(4,382)	(17,694)
(Increase) decrease in interest receivable	7,161	4,902
(Increase) decrease in prepaid insurance*	(46,337)	(5,165)
(Increase) decrease in prepaid registration fees	94,582	(282,978)
(Increase) decrease in prepaid reimbursement	—	(276,795)
Increase (decrease) in General Partner management fees payable	(24,671)	212,744
Increase (decrease) in professional fees payable	7,115	(66,391)
Increase (decrease) in brokerage commissions payable	(4,130)	12,300
Increase (decrease) in directors’ fees payable*	235	1,610
Increase (decrease) in registration fees payable	33,928	—
Net cash provided by (used in) operating activities	136,291,739	57,855,658

Cash Flows from Financing Activities:
Addition of partnership shares	38,310,758	353,199,262
Redemption of partnership shares	(206,386,140)	(80,356,474)
Net cash provided by (used in) financing activities	(168,075,382)	272,842,788

Net Increase (Decrease) in Cash and Cash Equivalents	(31,783,643)	330,698,446

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	345,338,258	83,603,440
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$313,554,615	$414,301,886

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$238,613,805	$346,275,914
Equity in Trading Accounts:
Cash and cash equivalents	74,940,810	68,025,972
Total Cash, Cash Equivalents and Equity in Trading Accounts	$313,554,615	$414,301,886

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2021

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

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the NYMEX, or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of June 30, 2021, BNO held 4,281 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of June 30, 2021, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares and 150,000,000 shares registered on June 11, 2020.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed financial statements have been prepared in conformity with U.S. GAAP as detailed in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification. BNO is an investment company for accounting purposes and follows the accounting and reporting guidance in FASB Topic 946.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2017. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2021 and 2020, BNO incurred $128,510 and $81,500, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 are estimated to be a total of $77,000 for BNO and, in the aggregate for BNO and the Related Public Funds, $1,061,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $334,000 for the year ending December 31, 2021. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the six months ended June 30, 2021, USCF waived $202,151 of BNO’s expenses. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements and terminated on April 30, 2021.

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

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Total commissions accrued to brokers	$166,778	$251,852
Total commissions as annualized percentage of average total net assets	0.10%	0.25%
Commissions accrued as a result of rebalancing	$157,413	$217,371
Percentage of commissions accrued as a result of rebalancing	94.38%	86.31%
Commissions accrued as a result of creation and redemption activity	$9,365	$34,481
Percentage of commissions accrued as a result of creation and redemption activity	5.62%	13.69%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of Brent crude oil futures contracts being held and traded.

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

The purchase and sale of futures contracts, options on futures contracts and cleared swaps require margin deposits with an FCM. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires FCMs to segregate all customer transactions and assets from the FCM’s proprietary transactions and assets. To reduce the credit risk that arises in connection with OTC swaps, BNO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc., which provides for the netting of its overall exposure to its counterparty. The Master Agreement is negotiated as between the parties and would address, among other things, the exchange of margin between the parties.

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

A novel strain of coronavirus (COVID-19) outbreak was declared a pandemic by the World Health Organization on March 11, 2020. The situation is evolving with various cities and countries around the world responding in different ways to address the outbreak. There are direct and indirect economic effects developing for various industries and individual companies throughout the world. Management will continue to monitor the impact COVID-19 has on BNO and reflect the consequences as appropriate in BNO’s accounting and financial reporting. The pandemic spread of the novel coronavirus and related geopolitical events could lead to increased market volatility, disruption to U.S. and world economies and markets and may have significant adverse effects on BNO and its investments.

All of the futures contracts held by BNO through June 30, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2021 and December 31, 2020, BNO held investments in money market funds in the amounts of $220,847,000 and $30,347,000, respectively. BNO also holds cash deposits with its custodian. As of June 30, 2021 and December 31, 2020, BNO held cash deposits and investments in Treasuries in the amounts of $92,707,615 and $314,991,258 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2021 and 2020 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$15.84	$7.97	$12.91	$20.91
Total income (loss)	3.45	2.82	6.41	(10.10)
Total expenses	(0.05)	(0.02)	(0.08)	(0.04)
Net increase (decrease) in net asset value	3.40	2.80	6.33	(10.14)
Net asset value, end of period	$19.24	$10.77	$19.24	$10.77

Total Return	21.46%	35.13%	49.03%	(48.49)%

Ratios to Average Net Assets
Total income (loss)	19.73%	41.99%	41.40%	28.07%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	0.39%	0.43%	0.34%	0.43%
Expense waived#	(0.08)%	(0.27)%	(0.12)%	(0.27)%
Net expense excluding management fees#	0.31%	0.16%	0.22%	0.16%
Net income (loss)	19.47%	41.77%	40.92%	27.62%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at June 30, 2021 using the fair value hierarchy:

At June 30, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$220,847,000	$220,847,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	6,209,650	6,209,650	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$30,347,000	$30,347,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,196,530	2,196,530	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of	Fair Value	Fair Value
	Financial	at June 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$6,209,650	$2,196,530

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2021		June 30, 2020
			Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$137,142,260		$58,538,990

	Change in unrealized gain (loss) on open positions		$4,013,120		$(2,243,040)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of June 30, 2021, BNO held 4,281 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the six months ended June 30, 2021, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2021, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if BNO enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require BNO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by BNO’s FCMs.

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

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and BNO may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government MMF can fall below the $1.00 share price. BNO cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven downward trend during the six months ended June 30, 2021. The price of the Benchmark Futures Contract started the period at $51.80 per barrel. The high of the period was on June 25, 2021 when the price reached $75.38 per barrel. The low for the period was on January 4, 2021, which was $51.09 per barrel. The period ended with the Benchmark Futures Contract at $74.62 per barrel, an increase of approximately 44.05% over the period. BNO’s per share NAV began the period at $12.91 and ended the period at $19.24 on June 30, 2021, an increase of approximately 49.03% over the period. The Benchmark Futures Contract prices listed above began with the March contracts and ended with the September contracts. The increase of approximately 44.05% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the six months ended June 30, 2021, the Brent crude oil futures was primarily in a state of contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2021, BNO had issued 73,850,000 shares, 16,600,000 of which were outstanding. As of June 30, 2021, there were 176,150,000 shares registered but not yet issued. BNO has registered 250,000,000 shares since inception.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2021, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$341,137,992	$202,583,165
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$56,380	$530,493
Annualized yield based on average daily total net assets	0.03%	0.53%
Management fee	$1,268,752	$755,535
Total fees and other expenses excluding management fees	$582,604	$429,521
Total amount of the expense waiver	$202,151	$276,795
Expenses before the allowance of the expense waiver	$1,851,356	$1,185,056
Expenses after the allowance of the expense waiver	$1,649,205	$908,261
Fees and expenses related to the registration or offering of additional shares	$128,510	$81,500
Total commissions accrued to brokers	$166,778	$251,852
Total commissions as annualized percentage of average total net assets	0.10%	0.25%
Commissions accrued as a result of rebalancing	$157,413	$217,371
Percentage of commissions accrued as a result of rebalancing	94.38%	86.31%
Commissions accrued as a result of creation and redemption activity	$9,365	$34,481
Percentage of commissions accrued as a result of creation and redemption activity	5.62%	13.69%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to an increase in professional fees, directors’ fees and insurance.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

	Three months ended	Three months ended
	June 30, 2021	June 30, 2020
Average daily total net assets	$323,435,405	$322,820,858
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$26,024	$233,223
Annualized yield based on average daily total net assets	0.03%	0.29%
Management fee	$604,779	$601,981
Total fees and other expenses excluding management fees	$310,705	$341,669
Total amount of the expense waiver	$63,046	$220,204
Expenses before the allowance of the expense waiver	$915,484	$943,650
Expenses after the allowance of the expense waiver	$852,438	$723,446
Fees and expenses related to the registration or offering of additional shares	$64,610	$81,500
Total commissions accrued to brokers	$71,693	$205,173
Total commissions as annualized percentage of average total net assets	0.09%	0.25%
Commissions accrued as a result of rebalancing	$68,152	$179,543
Percentage of commissions accrued as a result of rebalancing	95.06%	87.51%
Commissions accrued as a result of creation and redemption activity	$3,541	$25,630
Percentage of commissions accrued as a result of creation and redemption activity	4.94%	12.49%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the three months ended June 30, 2021, compared to the three months ended June 30, 2020.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2021, compared to the three months ended June 30, 2020 was due primarily to a decrease in total commissions accrued to brokers.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2021, the average daily change in the Benchmark Futures Contract was 0.329%, while the average daily change in the per share NAV of BNO over the same time period was 0.324%. The average daily difference was (0.005)% (or (0.5) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to June 30, 2021, the average daily change in the Benchmark Futures Contract was 0.017%, while the average daily change in the per share NAV of BNO over the same time period was 0.015%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2021. The second graph measures monthly changes since June 30, 2016 through June 30, 2021.

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

For the six months ended June 30, 2021, the actual total return of BNO as measured by changes in its per share NAV was 49.03%. This is based on an initial per share NAV of $12.91 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $19.24. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $19.33 as of June 30, 2021, for a total return over the relevant time period of 49.73%. The difference between the actual per share NAV total return of BNO of 49.03% and the expected total return based on the Benchmark Futures Contract of 49.73% was a difference over the time period of (0.70)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2020, the actual total return of BNO as measured by changes in its per share NAV was (48.49)%. This was based on an initial per share NAV of $20.91 as of December 31, 2019 and an ending per share NAV as of June 30, 2020 of $10.77. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $10.77 as of June 30, 2020, for a total return over the relevant time period of (48.49)%. The difference between the actual per share NAV total return of BNO of (48.49)% and the expected total return based on the Benchmark Futures Contract of (48.49)% was a difference over the time period of 0.0%, which is to say that BNO’s actual total return matched its benchmark. BNO incurred expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tended to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2021. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future near historical lows. It is anticipated that fees and expenses paid by BNO may continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO could possibly underperform its benchmark so long as interest earned is lower than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2021, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions and regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2011 and June 30, 2021. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the six months ended June 30, 2021, the Brent crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the six months ended June 30, 2021, front month Brent crude oil futures prices traded in a range between $51.09 to $75.38. Brent crude increased 44.05% from the end of 2020 through June 30, 2021 to finish the quarter at $74.62.

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

The unprecedented twin crises described above caused unparalleled effects on oil futures markets during 2020.

First, multiple record-breaking returns occurred between March and May 2020. Brent crude oil prices averaged $33 during the second quarter of 2020 compared to $51 during the first quarter of 2020 and $64 during calendar year 2019.

Second, Brent crude oil price volatility went off-the-charts. For example, the 30-day annualized volatility of Brent crude oil prices reached 140% after averaging 30% in 2019 and 28% in the first two months of 2020.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, Brent crude oil prices rose from a low of $19.33 in the spring of 2020 to $51.34 per barrel on December 31, 2020. Prices continued rising during the first half of 2021 to a high of $76.18 before finishing the second quarter at $75.13. OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 26.5 mbd by June 2021. Likewise, crude oil production in the United States has recovered from pandemic lows but still has not reached pre-pandemic levels. It is uncertain how quickly OPEC, Russia, or the U.S. will return to pre-pandemic 2019 production levels. It is similarly difficult to forecast when the recovery in demand will occur given the ongoing threat posed by COVID-19 variants. While some market participants expect the rise in crude oil prices to continue, several factors could impact the rise in prices. First, supply from both the U.S. and OPEC has been rebounding. Second, the majority of the demand recovery from the COVID-19 pandemic is now in the rearview mirror. Third, any increased supply from Iran would likely surprise the market as current expectations are for little to no progress in negotiations between Iran and the U.S. On the other hand, inflation could continue to increase, which would likely be a catalyst for ongoing crude oil price increases. The full impact of the world's response to the COVID-19 pandemic still has not been determined. At this stage, it is impossible to predict whether crude oil prices will rise, fall, or remain stable. High risk remains in the oil markets until demand and supply are fully balanced and the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between June 30, 2011 and June 30, 2021, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis showed moderate correlated with the movements of large cap U.S. equities and global equities. However, movements in Brent crude oil were strongly correlated with movements in U.S. West Texas Intermediate (WTI) crude oil, unleaded gasoline and heating oil. Movements in Brent crude oil futures exhibited a limited negative correlation with U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global Equities
	Large Cap US	US Gov't Bonds (BEUSG4	(FTSE World		Unleaded	Heating	Brent
Correlation Matrix 10 Years	Equities (S&P 500)	Index)	Index)	Crude Oil (WTI)	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	(0.381)	0.967	0.471	0.546	0.366	0.542
US Gov't Bonds (BEUSG4 Index)		1.000	(0.368)	(0.330)	(0.306)	(0.340)	(0.368)
Global Equities (FTSE World Index)			1.000	0.509	0.574	0.428	0.587
Crude Oil (WTI)				1.000	0.740	0.784	0.897
Unleaded Gasoline					1.000	0.678	0.808
Heating Oil						1.000	0.852
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended June 30, 2021, the movement of Brent crude oil was strongly correlated with movements in large cap U.S. equities, global equities, U.S. West Texas Intermediate (WTI) crude oil, unleaded gasoline and heating oil. Movements in Brent crude oil futures exhibited limited correlation to U.S. government bonds.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

			Global Equities
	Large Cap US	US Gov't Bonds (BEUSG4	(FTSE World		Unleaded	Heating	Brent
Correlation Matrix 1 Year	Equities (S&P 500)	Index)	Index)	Crude Oil	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	0.137	0.974	0.645	0.539	0.449	0.636
US Gov't Bonds (BEUSG4 Index)		1.000	0.182	0.156	(0.124)	0.184	0.110
Global Equities (FTSE World Index)			1.000	0.719	0.608	0.578	0.719
Crude Oil				1.000	0.881	0.881	0.970
Unleaded Gasoline					1.000	0.845	0.898
Heating Oil						1.000	0.937
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the six months ended June 30, 2021, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2021, BNO used other assets to pay expenses. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2021, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of June 30, 2021, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $313,554,615 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2021, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

USCF pays the fees of the Marketing Agent, as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services, include those in connection with the preparation of BNO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and BNO have also entered into a licensing agreement with the NYMEX pursuant to which BNO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. BNO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF had voluntarily agreed to pay certain expenses typically borne by BNO to the extent that such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q and terminated on April 30, 2021.

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

As of June 30, 2021, BNO’s portfolio consisted of 4,281 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of June 30, 2021, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2021, BNO limited its OTC activities to EFRP transactions.

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
(c)

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 4,850,000 baskets (comprising 97 shares) during the second quarter of the year ending December 31, 2021. The following table summarizes the redemptions by Authorized Participants during the six months ended June 30, 2021:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/21 to 4/30/21	2,250,000	$16.62
5/1/21 to 5/31/21	600,000	$17.39
6/1/21 to 6/30/21	2,000,000	$18.60
Total	4,850,000

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

Item 6. Exhibits.

Listed below are the exhibits, which are filed as part of this quarterly report on Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document
31.1(1)	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(1)	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(1)	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
(1)	Filed herewith.

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

Date: August 6, 2021

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 6, 2021