Form 10-K
period 2021-12-31
United States Brent Oil Fund, LP
filed 2022-02-25
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐   Yes   ☒   No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2021 was $319,550,000.

The registrant had 9,950,000 outstanding shares as of February 22, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

United States Brent Oil Fund, LP

Part I

Item 1. Business.

What is BNO?

The United States Brent Oil Fund, LP (“BNO”) is a Delaware limited partnership organized on September 2, 2009. BNO maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. BNO is a commodity pool that issues limited partnership interests (“shares”) traded on the NYSE Arca, Inc. (the “NYSE Arca”). BNO’s shares began trading on June 2, 2010. It operates pursuant to the terms of the Fourth Amended and Restated Agreement of Limited Partnership dated as of December 15, 2017 (as amended from time to time, the “LP Agreement”), which grants full management control to its general partner, United States Commodity Funds LLC (“USCF”).

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

BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. Additionally, by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), the ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of Wainwright Holdings, Inc., a Delaware corporation (“Wainwright”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. Wainwright is a wholly owned subsidiary of Concierge Technologies, Inc. (publicly traded under the ticker CNCG) (“Concierge”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Concierge. Wainwright is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”) and USCF Gold Strategy Plus Income Fund (“GLDX”), each a series of the USCF ETF Trust. USCF Advisers was also the investment adviser for the USCF Commodity Strategy Fund (the “Mutual Fund”), a series of the USCF Mutual Funds Trust, until March 2019, when the Mutual Fund liquidated all of its assets and distributed cash pro rata to all remaining shareholders. It was also the investment adviser for two series of the USCF ETF Trust that liquidated all of their assets and distributed cash pro rata to all remaining shareholders: the USCF SummerHaven SHPEI Index Fund (“BUY”), until October 2020, and the USCF SummerHaven SHPEN Index Fund (“BUYN”), until May 2020. USCF ETF Trust and USCF Mutual Funds Trust are registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust and USCF Mutual Funds Trust consist of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

USCF is also the sponsor of the United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”), each a series of the United States Commodity Index Funds Trust (“USCIFT”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

USO, UNG, UGA, UNL, USL, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

The Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in BNO may call 1-800-920-0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov.

USCF is required to evaluate the credit risk of BNO to the futures commission merchants (“FCMs”), oversee the purchase and sale of BNO’s shares by certain authorized purchasers (“Authorized Participants”), review daily positions and margin requirements of BNO and manage BNO’s investments. USCF also pays the fees of ALPS Distributors, Inc. (“ALPS Distributors”), which serves as the marketing agent for BNO (the “Marketing Agent”), and The Bank of New York Mellon (“BNY Mellon”), which serves as the administrator (the “Administrator”) and the custodian (the “Custodian”), and provides accounting and transfer agent services for, BNO since April 1, 2020. Brown Brothers Harriman & Co. (“BBH&Co.”) served as the administrator and custodian for BNO prior to BNY Mellon. Certain fund accounting and fund administration services rendered by BBH&Co. to BNO and the Related Public Funds terminated on May 31, 2020 to allow for the transition to BNY Mellon.

The limited partners take no part in the management or control of, and have a minimal voice in BNO’s operations or business. Limited partners have no right to elect USCF as the general partner on an annual or any other continuing basis. If USCF voluntarily withdraws as general partner, however, the holders of a majority of BNO’s outstanding shares (excluding for purposes of such determination shares owned, if any, by the withdrawing USCF and its affiliates) may elect its successor. USCF may not be removed as general partner except upon approval by the affirmative vote of the holders of at least 66 and 2/3 percent of BNO’s outstanding shares (excluding shares owned, if any, by USCF and its affiliates), subject to the satisfaction of certain conditions set forth in the LP Agreement.

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

How Does BNO Operate?

An investment in BNO’s shares provides a means for diversifying an investor’s portfolio or hedging exposure to changes in Brent crude oil prices. An investment in the shares allows both retail and institutional investors to easily gain this exposure to the Brent crude oil market in a transparent, cost-effective manner.

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

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If BNO and the Related Public Funds exceed this accountability level for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. There are no specific position accountability levels or limits, nor are there are any maximum daily price fluctuation limits for the ICE Brent Crude Oil (physically settled) futures contract. BNO did not exceeded accountability levels imposed by the ICE Futures. On December 31, 2021, BNO held 2,911 Futures Contracts for Brent crude oil traded on the ICE Futures. BNO did not hold any Futures Contracts traded on exchanges other than ICE as of December 31, 2021.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2021, BNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

The Benchmark Futures Contract is not subject to position limits under the Position Limits Rule and, therefore, the Position Limits Rule is not expected to impact the ability of BNO to meet its investment objective.

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

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon (“BNY Mellon”), a New York corporation authorized to do a banking business (“BNY Mellon”), to provide BNO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon

Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of BNO’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by BNO and fluctuations in the prices of these assets could materially adversely affect an investment in BNO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in BNO could be lost.
●	COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of BNO’s investments.
●	An investment in BNO may provide little or no diversification benefits. Thus, in a declining market, BNO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in BNO while incurring losses with respect to other asset classes.
●	Historical performance of BNO and the Benchmark Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in BNO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.
●	An investment in BNO is not a proxy for investing in the crude oil markets, and the daily percentage changes in the price of the Benchmark Futures Contract, or the NAV of BNO, may not correlate with daily percentage changes in the spot price of Brent crude oil.
●	Natural forces in the crude oil futures market known as “backwardation” and “contango” may increase BNO’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by BNO’s FCMs have the potential to cause tracking error by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which could cause the price of BNO’s shares to substantially vary from the price of the Benchmark Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, and BNO could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by BNO in allocating those items, with potential adverse consequences for an investor.

●	BNO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	BNO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, BNO has a more complex tax treatment than traditional mutual funds.
●	If BNO is required to withhold tax with respect to any Non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of U.S. tax reform on BNO is uncertain.
●	BNO will be subject to credit risk with respect to counterparties to OTC contracts entered into by BNO or held by special purpose or structured vehicles.
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of BNO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Provides custody, fund accounting fund administration and transfer agency services to UNG and the Related Public Funds’ based on average AUM. The annual fees for UNG and the combined Related Public Funds’ may range from $0.4 million to $2.4 million depending on average AUM for any given year.

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

*USCF to confirm.

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

Expenses Paid or Accrued by BNO from Inception through December 31, 2021 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$9,413,016
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$1,567,883
Other Amounts Paid or Accrued(7):	$2,971,374
Total Expenses Paid or Accrued:	$13,952,273
Expenses Waived (8)	$(2,175,924)
Total Expenses Paid or Accrued Excluding Expenses Waived (8)	$11,776,349

(7)

Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(8)

USCF paid certain expenses typically borne by BNO on a discretionary basis, to the extent that such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis, through April 30, 2021. As of April 30, 2021, the discretionary expense waiver ended.

Expenses Paid or Accrued by BNO from Inception through December 31, 2021 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid or Accrued(9):	0.25% annualized
Total Expenses Paid or Accrued:	1.11% annualized
Expenses Waived (10):	(0.19)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived (10):	0.92% annualized

(9)

Includes expenses relating to legal fees, auditing fees, printing expenses, tax reporting fees, prepaid insurance expenses and miscellaneous expenses and fees and expenses paid to the independent directors of USCF.

(10)

USCF paid certain expenses typically borne by BNO on a discretionary basis, to the extent that such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis, through April 30, 2021. As of April 30, 2021, the discretionary expense waiver ended.

Other Fees. BNO also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $411,700 for the fiscal year ended December 31, 2021. In addition, BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds organized as limited partnerships and, as of July 8, 2011, those Related Public Funds organized as a series of a Delaware statutory trust. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2021 were $1,082,000 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2021 was $74,951.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of BNO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by BNO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to BNO for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with BNO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either BNO or USCF, and no such person will have any obligation or responsibility to BNO or USCF to effect any sale or resale of shares. As of December 31, 2021, 10 Authorized Participants had entered into agreements with USCF on behalf of BNO. During the year ended December 31, 2021, BNO issued 72 Creation Baskets and redeemed (397) Redemption Baskets.

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

As discussed above, Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be registered broker-dealers or other securities market participants, such as banks and other financial institutions that are not required to register as broker-dealers to engage in securities transactions. An Authorized Participant is under no obligation to create or redeem baskets, and an Authorized Participant is under no obligation to offer to the public shares of any baskets it does create. Authorized Participants that do offer to the public shares from the baskets they create will do so at per-share offering prices that are expected to reflect, among other factors, the trading price of the shares on the NYSE Arca, the NAV of BNO at the time the Authorized Participant purchased the Creation Baskets and the NAV of the shares at the time of the offer of the shares to the public, the supply of and demand for shares at the time of sale, the liquidity of the Futures Contract market and the market for Other Crude Oil-Related Investments.

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

The Benchmark Futures Contract is not subject to position limits under the Position Limits Rule and, therefore, the Position Limits Rule is not expected to impact the ability of BNO to meet its investment objective.

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

BNO’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily changes in percentage changes of the spot price of Brent crude oil as measured by the daily percentage changes in the price of the futures contract for Brent crude oil traded on the ICE Futures that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case the futures contract will be the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on BNO’s collateral holdings, less BNO’s expenses. BNO’s investment objective is for the daily percentage changes in the NAV per share to reflect the daily percentage changes of the spot price of Brent crude oil, as measured by the daily percentage changes in the price of the Benchmark Futures Contract, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. BNO’s investment strategy is designed to provide investors with a cost-effective way to invest indirectly in Brent crude oil and to hedge against movements in the spot price of Brent crude oil. An investment in BNO involves investment risk similar to a direct investment in Futures Contracts and Other Crude Oil-Related Investments, but it is not a proxy for investing in the oil markets. Investing in BNO also involves correlation risk, or the risk that investors purchasing shares to hedge against movements in the price of crude oil will have an efficient hedge only if the price they pay for their shares closely correlates with the price of Brent crude oil. In addition to investment risk and correlation risk, an investment in BNO involves tax risks, OTC risks, and other risks.

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

Price Volatility May Possibly Cause the Total Loss of Your Investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in BNO. In 2020, in the context of the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil-producing countries regarding potential limits on the production of crude oil, significant market volatility occurred and is continuing in the crude oil markets as well as the oil futures markets. As a result of this significant market volatility in the oil futures markets, the market price of the front month futures contract fell below zero for a period of time. If BNO had been fully invested in that contract during this time, BNO’s per share NAV would have fallen below zero. The oil futures markets continue to exhibit significant volatility, which could result in significant fluctuation in the NAV of BNO’s shares.

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of BNO’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and is expected to continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 has had, and is expected to continue to have, a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn has had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract, and Other Oil-Related Interests. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on BNO and, on the global economy, cannot be determined with certainty. The COVID-19 pandemic and its effects may last for an extended period of time, and could result in significant and continued market volatility, exchange trading suspensions and closures, declines in global financial markets, higher default rates, and a substantial economic downturn or recession. The foregoing could impair BNO’s ability to maintain operational standards (such as with respect to satisfying redemption requests), disrupt the operations of BNO’s service providers, adversely affect the value and liquidity of BNO’s investments, and negatively impact BNO’s performance and your investment in BNO. The extent to which COVID-19 continues to affect BNO and BNO’s service providers and portfolio investments will depend on future developments. There continues to be uncertainty around the COVID-19 pandemic as the Delta variant of COVID-19, which appears to be the most transmissible and contagious variant to date, has caused an increase in COVID-19 cases globally. The full impact of the COVID-19 pandemic on our business will depend on factors such as the length of time of the pandemic; how federal, state and local governments are responding, the impact of the Delta variant, the Omicron variant, and other variants that may emerge; vaccination rates among the population; the efficacy of the COVID-19 vaccines against the Delta variant, Omicron variant, and other variants that may emerge; and the longer-term impact of the pandemic on the economy and consumer behavior. Given the significant economic and financial market disruptions associated with the COVID-19 pandemic, the valuation and performance of BNO’s investments could be impacted adversely.

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

As of the date of this annual report on Form 10-K, significant market volatility has occurred in the oil markets and the oil futures markets. Such volatility is attributable to the COVID-19 pandemic, related supply chain disruptions and disputes among oil-producing countries. Although the volatility has abated in recent months, future volatility cannot be predicted. The COVID-19 pandemic could cause increased volatility in the future, the impact of which could limit BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contract and/or Other Crude Oil-Related Investments.

The market price at which investors buy or sell shares may be significantly less or more than NAV.

BNO’s NAV per share will change throughout the day as fluctuations occur in the market value of BNO’s portfolio investments. The public trading price at which an investor buys or sells shares during the day from their broker may be different from the NAV of the shares, which is also the price shares can be redeemed with BNO by Authorized Participants in Redemption Baskets. Generally, price differences may relate primarily to supply and demand forces at work in the secondary trading market for shares that are closely related to, but not identical to, the same forces influencing the prices of Brent crude oil and the Benchmark Oil Futures Contract at any point in time. USCF expects that exploitation of certain arbitrage opportunities by Authorized Participants and their clients and customers will tend to cause the public trading price to track NAV per share closely over time, but there can be no assurance of that.

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

The design of BNO’s Benchmark Futures Contract is such that every month it begins by using the near month contract to expire until the near month contract is within two weeks of expiration, when, over a four-day period, it transitions to the next month contract to expire as its benchmark contract and keeps that contract as its benchmark until it becomes the near month contract and close to expiration. In the event of a crude oil futures market where near month contracts trade at a higher price than next month to expire contracts, a situation described as “backwardation” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to rise as it approaches expiration. Conversely, in the event of a crude oil futures market where near month contracts trade at a lower price than next month contracts, a situation described as “contango” in the futures market, then absent the impact of the overall movement in crude oil prices the value of the benchmark contract would tend to decline as it approaches expiration. When compared to total return of other price indices, such as the spot price of crude oil, the impact of backwardation and contango may cause the total return of BNO’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango could have a significant negative impact on BNO’s per share NAV and total return and investors could lose part or all of their investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10‑K for a discussion of the potential effects of contango and backwardation.

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred, in the crude oil futures markets in 2020 due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when dispute among oil-producing countries regarding limitations on the production of oil also were occurring.

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

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by BNO is not) may hold, own or control. These levels and position limits apply to the futures contracts that BNO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If BNO and the Related Public Funds exceed this accountability level for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. There are no specific position accountability levels or limits, nor are there are any maximum daily price fluctuation limits for the ICE Brent Crude Oil (physically settled) futures contract.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express Commodity Futures Trading Commission (“CFTC”) authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures Exchange impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract.

On October 15, 2020, the CFTC approved Position Limits Rule. The Position Limits Rule establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts.

The Benchmark Futures Contract is not subject to position limits under the Position Limits Rule and, therefore, the Position Limits Rule is not expected to impact the ability of BNO to meet its investment objective.

Risk mitigation measures that could be imposed by BNO’s FCMs have the potential to cause tracking error by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which could cause the price of BNO’s shares to substantially vary from the price of the Benchmark Futures Contract.

BNO’s FCMs have discretion to impose limits on the positions that BNO may hold in the Benchmark Oil Futures Contract as well as certain other months. To date, BNO’s FCMs have not imposed any such limits. However, were BNO’s FCMs to impose limits, BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract and other Futures Contracts could be severely limited, which could lead BNO to invest in other Futures Contracts or, potentially, Other Crude Oil-Related Investments. BNO could also have to more frequently rebalance and adjust the types of holdings in its portfolio than is currently the case. This could inhibit BNO from pursuing its investment objective in the same manner that it has historically and currently.

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

BNO has received an opinion of counsel that, under current U.S. federal income tax laws, BNO will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of BNO’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income, (ii) BNO is organized and operated in accordance with its governing agreements and applicable law and (iii) BNO does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that BNO has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. BNO has not requested and will not request any ruling from the IRS with respect to its classification as a partnership not taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that BNO is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, BNO would be subject to tax on its net income for the year at corporate tax rates. In addition, although USCF does not currently intend to make distributions with respect to shares, any distributions would be taxable to shareholders as dividend income to the extent of BNO’s current and accumulated earnings and profits. Taxation of BNO as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

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

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which BNO does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in BNO. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and foreign tax returns.

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

Legislative or other actions relating to taxes could have a negative effect on BNO or our investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Biden Administration has proposed significant changes to the existing U.S. tax rules, and there are a number of proposals in Congress that would similarly modify the existing U.S. tax rules. The likelihood of any such legislation being enacted is uncertain, and we cannot predict with certainty how any changes in the tax laws might affect BNO, our investors or our investments. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our securities.

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

In general, valuing OTC derivatives is less certain than valuing actively traded financial instruments such as exchange traded futures contracts and securities or cleared swaps because, for OTC derivatives, the price and terms on which such OTC derivatives are entered into or can be terminated are individually negotiated, and those prices and terms may not reflect the best price or terms available from other sources. In addition, while market makers and dealers generally quote indicative prices or terms for entering into or terminating OTC contracts, they typically are not contractually obligated to do so, particularly if they are not a party to the transaction. As a result, it may be difficult to obtain an independent value for an outstanding OTC derivatives transaction.

Other Risks

BNO is not leveraged.

BNO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes its investments accordingly. Consistent with the foregoing, BNO’s announced investment intentions, and any changes thereto, will take into account the need for BNO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, BNO becoming leveraged. If market conditions require it, BNO may implement risk reduction procedures, which may include changes to BNO’s investments, and such changes may occur on short notice if they occur other than during a roll or rebalance period.

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

BNO is not actively managed and its investment objective is to track the Benchmark Futures Contract so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period.

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

BNO’s ability to invest in the Benchmark Futures Contract could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on BNO with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including BNO, with respect to BNO acquiring additional Futures Contracts, or BNO selling additional shares. Accordingly, for the foreseeable future, to address and comply with the market conditions, regulatory requirements and other factors that have influenced, and will continue to influence, its investment decisions, BNO intends to buy or sell its permitted investments when BNO increases or decreases either its portfolio overall or its holdings of particular investments.

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

The liquidity of BNO’s shares may also be affected by the withdrawal from participation of Authorized Participants, which could adversely affect the market price of the shares.

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

Only Authorized Participants may directly purchase from or redeem shares with BNO through Creation Baskets or Redemption Baskets respectively. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount relative to NAV per share.

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

The LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by Concierge, a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of Wainwright Holdings, Inc. (“Wainwright”), which is the sole member of USCF. The sole shareholder of Wainwright is Concierge Technologies, Inc., a company publicly traded under the ticker symbol “CNCG” (“Concierge”). Mr. Nicholas D. Gerber, along with certain of his family members and certain other shareholders, owns the majority of the shares in Concierge, which is the sole shareholder of Wainwright, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of Wainwright to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and BNO, including their regulatory obligations.

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

BNO invests primarily in Futures Contracts, including those traded on United States exchanges, including the NYMEX. However, a portion of BNO’s trades may take place on markets and exchanges outside the United States. Trading on such non-U.S. markets or exchanges presents risks because they are not subject to the same degree of regulation as their U.S. counterparts, including potentially different or diminished investor protections. In trading contracts denominated in currencies other than U.S. dollars, BNO is subject to the risk of adverse exchange-rate movements between the dollar and the functional currencies of such contracts. Additionally, trading on non-U.S. exchanges is subject to the risks presented by exchange controls, expropriation, increased tax burdens and exposure to local economic declines and political instability. An adverse development with respect to any of these variables could reduce the profit or increase the loss earned on trades in the affected international markets.

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

USCF serves as the general partner or sponsor to each of BNO and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for BNO may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, BNO purchased crude oil futures contracts, this decision could impact BNO’s ability to purchase additional crude oil futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of any fund to track its Benchmark Futures Contract.

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

USCF makes every effort to predict and maintain an adequate amount of shares outstanding. However, if a substantial number of requests for Creation Baskets are received by BNO during a relatively short period of time that substantially differ from past creation volumes, due to market volatility or otherwise, it could result in circumstances where, BNO may not have sufficient shares available for sale to satisfy demand and Authorized Participants may, therefore, be unable to purchase additional Creation Baskets.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of BNO would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in BNO compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with BNO by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from BNO’s investment objective. Any potential impact to the market in shares of BNO that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

BNO may determine that to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective it may limit its offers of Creation Baskets.

BNO may determine that BNO will limit the issuance of its shares through the offering of Creation Baskets to its Authorized Participants. As a result of certain circumstances described herein, including (1) the need to comply with regulatory requirements (including, but not limited to, exchange accountability levels and position limits); (2) market conditions (including but not limited to those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing); and (3) risk mitigation measures taken by BNO’s current and other FCMs that further limit BNO and other market participants from investing in particular crude oil futures contracts, BNO’s management can determine that it will limit the issuance of shares and the offerings of Creation Baskets because it is unable to invest the proceeds from such offerings in investments that would permit it to reasonably meet its investment objective.

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets, as described in the foregoing risk factor, An unanticipated number of Creation Basket requests during a short period of time could result in a shortage of shares, could also occur as a result of USO determining to limit the offering of creation baskets.

The value of Treasury Bills and Money Market securities held by BNO will fluctuate in value with changes in interest rates.

Interest rate risk is generally lower for shorter term investments and higher for longer term investments. BNO may be subject to a greater risk of rising interest rates than would normally be the case due to the current period of historically low rates and the effect of potential fiscal policy initiatives and resulting market reaction to those initiatives. When interest rates fall, BNO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

BNO may lose money by investing in government money market funds.

BNO invests in government money market funds. Although such government money market funds seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and BNO may lose money by investing in a government money market fund. An investment in a government money market fund is not insured or guaranteed by the Federal Deposit Insurance Corporation, referred to herein as the FDIC, or any other government agency. The share price of a government money market fund can fall below the $1.00 share price. BNO cannot rely on or expect a government money market fund's adviser or its affiliates to enter into support agreements or take other actions to maintain the government money market fund's $1.00 share price. The credit quality of a government money market fund's holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government money market fund's share price. Due to fluctuations in interest rates, the market value of securities held by a government money market fund may vary. A government money market fund's share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

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

Notwithstanding that BNO could sustain losses upon the failure or bankruptcy of its FCM, the majority of BNO’s assets are held in Treasuries, cash and/or cash equivalents with BNO’s Custodian and would not be impacted by the bankruptcy of an FCM.

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

In addition, a service provider that has experienced a cyber-security incident may divert resources normally devoted to servicing BNO to addressing the incident, which would be likely to have an adverse effect on BNO’s operations. Cyber-attacks may also cause disruptions to the futures exchanges and clearinghouses through which BNO invests in futures contracts, which could result in disruptions to BNO’s ability to pursue its investment objective, resulting in financial losses to BNO and its shareholders.

In addition, substantial costs may be incurred in order to prevent any cyber incidents in the future. BNO and its shareholders could be negatively impacted as a result. While USCF and the Related Public Funds, including BNO, have established business continuity plans, there are inherent limitations in such plans, including the possibility that certain risks have not been identified or that new risks will emerge before countervailing measures can be implemented. Furthermore, BNO cannot control cybersecurity plans and systems of its service providers, market makers or Authorized Participants.

BNO’s investment returns could be negatively affected by climate change and greenhouse gas restrictions.

Driven by concern over the risks of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas emissions or production and use of oil and gas. These include adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. Political and other actors and their agents increasingly seek to advance climate change objectives indirectly, such as by seeking to reduce the availability of or increase the cost for, financial and investment in the oil and gas sector and taking actions intended to promote changes in business strategy for oil and gas companies. Many governments are also providing tax advantages and other subsidies to support transitioning to alternative energy sources or mandating the use of specific fuels other than oil or natural gas. Depending on how policies are formulated and applied, they could have the potential to negatively affect BNO’s investment returns and make oil and natural gas products more expensive or less competitive.

USCF is the subject of class action litigation.  In light of the inherent uncertainties involved in litigation matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition.

USCF and USCF’s directors and certain of its officers are currently subject to class action litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management's attention and resources from conducting USCF’s operations, including the management of BNO and the Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below. On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and Rule 10b-5 thereunder.

Subsequently, on August 19, 2020, USCF, USO, and Mr. Love received a Wells Notice from the staff of the CFTC (the “CFTC Wells Notice”). The CFTC Wells Notice stated that the CFTC staff made a preliminary determination to recommend that the CFTC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 4o(1)(A) and (B) and 6(c)(1) of the Commodity Exchange Act of 1936, as amended (the “CEA”), 7 U.S.C. §§ 6o(1)(A) and (B) and 9(1) (2018), and CFTC Regulations 4.26, 4.41, and 180.1(a), 17 C.F.R. §§ 4.26, 4.41, 180.1(a) (2019).

On November 8, 2021, acting pursuant to an offer of settlement submitted by USCF and USO, the SEC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 8A of the 1933 Act, directing USCF and USO to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, 15 U.S.C. § 77q(a)(3) (the “SEC Order”). In the SEC Order, the SEC made findings that, from April 24, 2020 to May 21, 2020, USCF and USO violated Section 17(a)(3) of 1933 Act, which provides that it is “unlawful for any person in the offer or sale of any securities to engage in any transaction, practice, or course of business which operates or would operate as a fraud or deceit upon the purchaser.” USCF and USO consented to entry of the SEC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Separately, on November 8, 2021, acting pursuant to an offer of settlement submitted by USCF, the CFTC issued an order instituting cease-and-desist proceedings, making findings, and imposing a cease-and-desist order pursuant to Section 6(c) and (d) of the CEA, directing USCF to cease and desist from committing or causing any violations of Section 4o(1)(B) of the CEA, 7 U.S.C. § 6o(1) (B), and CFTC Regulation 4.41(a)(2), 17 C.F.R. § 4.41(a)(2) (the “CFTC Order”). In the CFTC Order, the CFTC made findings that, from on or about April 22, 2020 to June 12, 2020, USCF violated Section 4o(1)(B) of the CEA and CFTC Regulation 4.41(a)(2), which make it unlawful for any commodity pool operator (“CPO”) to engage in “any transaction, practice, or course of business which operates as a fraud or deceit upon any client or participant or prospective client or participant” and prohibit a CPO from advertising in a manner which “operates as a fraud or deceit upon any client or participant or prospective client or participant,” respectively. USCF consented to entry of the CFTC Order without admitting or denying the findings contained therein, except as to jurisdiction.

Pursuant to the SEC Order and the CFTC Order, in addition to the command to cease and desist from committing or causing any violations of Section 17(a)(3) of the 1933 Act, Section 4o(1)(B) of the CEA, and CFTC Regulation 4.14(a)(2), civil monetary penalties totaling two million five hundred thousand dollars ($2,500,000) in the aggregate were required to be paid to the SEC and CFTC, of which one million two hundred fifty thousand dollars ($1,250,000) was paid by USCF to each of the SEC and the CFTC, respectively, pursuant to the offsets permitted under the orders.

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

As of December 31, 2021, BNO had approximately 31,898 holders of shares.

Dividends

BNO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 43 baskets (comprising 2,150,000 shares) and 397 baskets (comprising 19,850,000 shares) for the three and twelve months ended December 31, 2021, respectively. Monthly redemptions for the last three months are detailed below.

	Total
	Number of	Average Price
	Share	Per
Period	Redeemed	Share
10/1/21 to 10/31/21	450,000	$21.88
11/1/21 to 11/30/21	—	—
12/1/21 to 12/31/21	1,700,000	20.19
Total	2,150,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States Brent Oil Fund, LP (“BNO”) included elsewhere in this annual report on Form 10 K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause BNO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. BNO believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic, related supply chain disruptions, ongoing disputes among oil-producing countries, uncertainties associated with the impact from the coronavirus (COVID-19) pandemic, including: its impact on the global and U.S. capital markets and the global and U.S. economy, the length and duration of the COVID-19 outbreak in the United States as well as worldwide and the magnitude of the economic impact of that outbreak, the effect of the COVID-19 pandemic on BNO’s business prospects, including its ability to achieve its objectives, and the effect of the disruptions caused by the COVID-19 pandemic on our ability to continue to effectively manage our business. Forward-looking statements, which involve assumptions and describe BNO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and BNO cannot assure investors that the projections included in these forward-looking statements will come to pass. BNO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of December 31, 2021, BNO held 2,911 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the fiscal year ended December 31, 2021, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the fiscal year ended December 31, 2021, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

Futures Contracts and Position Limits

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

The Benchmark Futures Contract is not subject to position limits under the Position Limits Rule and, therefore, the Position Limits Rule is not expected to impact the ability of BNO to meet its investment objective.

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

Although such government MMFs seek to preserve the value of an investment at $1.00 per share, there is no guarantee that they will be able to do so and BNO may lose money by investing in a government MMF. An investment in a government MMF is not insured or guaranteed by the Federal Deposit Insurance Corporation (the “FDIC”) or any other government agency. The share price of a government MMF can fall below the $1.00 share price. BNO cannot rely on or expect a government MMF’s adviser or its affiliates to enter into support agreements or take other actions to maintain the government MMF’s $1.00 share price. The credit quality of a government MMF’s holdings can change rapidly in certain markets, and the default of a single holding could have an adverse impact on the government MMF’s share price. Due to fluctuations in interest rates, the market value of securities held by a government MMF may vary. A government MMF’s share price can also be negatively affected during periods of high redemption pressures and/or illiquid markets.

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward/downward trend during the year ended December 31, 2021. The price of the Benchmark Futures Contract started the year at $51.80 per barrel. The high of the year occurred on October 26, 2021 when the price reached $85.65 per barrel. The low for the year was on January 4, 2021, which was $51.09 per barrel. The year ended with the Benchmark Futures Contract at $77.78 per barrel, an increase of approximately 50.15% over the year. BNO’s per share NAV began the year at $12.91 and ended the year at $20.87 on December 31, 2021, an increase of approximately 61.66% over the year. The Benchmark Futures Contract prices listed above began with the March 2021 contracts and ended with the March 2022 contracts. An increase of approximately 50.15% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the year ended December 31, 2021, the Brent crude oil futures was primarily in a state of backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of December 31, 2021, BNO had issued 75,300,000 shares, 10,850,000 of which were outstanding. As of December 31, 2021, there were 174,700,000 shares registered but not yet issued. BNO has registered 250,000,000 shares since inception.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2021, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

	Year ended	Year ended
	December 31,	December 31,
	2021	2020
Per share net asset value, end of year	$20.87	$12.91
Average daily total net assets	$301,273,376	$286,976,154
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$107,904	$665,524
Annualized yield based on average daily total net assets	0.04%	0.23%
Management fee	$2,259,549	$2,152,372
Total fees and other expenses excluding management fees	$1,023,576	$1,091,077
Total amount of the expense waiver	$202,151	$660,603
Expenses before the allowance of the expense waiver	$3,283,125	$3,243,449
Expenses after the allowance of the expense waiver	$3,080,974	$2,582,846
Fees and expenses related the registration or offering of additional shares	$259,150	$234,290
Total commissions accrued to brokers	$277,795	$548,601
Total commissions as annualized percentage of average total net assets	0.09%	0.19%
Commissions accrued as a result of rebalancing	$262,518	$527,095
Percentage of commissions accrued as a result of rebalancing	94.50%	96.08%
Commissions accrued as a result of creation and redemption activity	$15,277	$21,506
Percentage of commissions accrued as a result of creation and redemption activity	5.50%	3.92%

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

The increase in the per share NAV for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to higher prices for Brent crude oil and the related increase in the value of the Crude Oil Futures Contracts in which BNO held and traded.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2021, compared to the year ended December 31, 2020. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the year ended December 31, 2021, compared to the year ended December 31, 2020. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2021, compared to the year ended December 31, 2020 was due primarily to a decrease in commissions partially offset by an increase in professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a lower number of Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2021, the average daily change in the Benchmark Futures Contract was (0.021)%, while the average daily change in the per share NAV of BNO over the same time period was (0.024)%. The average daily difference was

(0.003)% (or (0.3) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to December 31, 2021, the average daily change in the Benchmark Futures Contract was 0.020%, while the average daily change in the per share NAV of BNO over the same time period was 0.018%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2021. The second graph measures monthly changes since December 31, 2016 through December 31 2021.

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

For the year ended December 31, 2021, the actual total return of BNO as measured by changes in its per share NAV was 61.66%. This is based on an initial per share NAV of $12.91 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $20.87. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of  $21.08 as of December 31, 2021, for a total return over the relevant time period of 63.28% The difference between the actual per share NAV total return of BNO of 61.66% and the expected total return based on the Benchmark Futures Contract of  63.28% was a difference over the time period of (1.62)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2020, the actual total return of BNO as measured by changes in its per share NAV was (38.26)%. This is based on an initial per share NAV of $20.91 as of December 31, 2019 and an ending per share NAV as of December 31, 2020 of $12.91. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $12.97 as of December 31, 2020, for a total return over the relevant time period of (37.97)%. The difference between the actual per share NAV total return of BNO of (38.26)% and the expected total return based on the Benchmark Futures Contract of (37.97)% was a difference over the time period of (0.29)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2021, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2021. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract's total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2021, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions and regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12- month contracts from the near month price for the 10-year period between December 31, 2011 and December 31, 2021. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the year ended December 31, 2021, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the year ended December 31, 2021, the price of the front month Brent crude oil prices traded in a range between $51.09 to $86.40. Brent crude increased 50.15% from the end of 2020 through December 31, 2021 to finish the year at $77.78.

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

More recently, as economies reopened and OPEC+ supply cuts were absorbed by the market, Brent crude oil prices rose from a low of $19.33 in the spring of 2020 to an average of $70.87 per barrel during calendar year 2021.

OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 28.1 mbd by December 2021. Likewise, crude oil production in the United States has recovered from pandemic lows but still has not reached pre-pandemic levels. It is uncertain how quickly OPEC, Russia, or the U.S. can or will return to pre-pandemic 2019 crude oil production levels. Similarly, despite an ongoing demand recovery for crude oil, it is difficult to forecast when demand will return to pre-pandemic levels. The ongoing demand recovery for crude oil has resulted in higher prices.  Supply constraints, worker shortages, infrastructure and manufacturing energy usage, and geopolitical tensions, all suggest potential further upside for crude oil.  However, elevated risk remains in the oil markets until the full impact of past, current, and future COVID-19 pandemic mitigation measures is known.

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

For the ten-year time period between December 31, 2011 and December 31, 2021, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities. It can be seen that over this particular time period, the movement of Brent crude oil on a monthly basis showed moderate correlation with the movements of U.S. government bonds, and were strongly correlated with movements in large cap U.S. equities, global equities, U.S. West Texas Intermediate (WTI) crude oil, unleaded gasoline and heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 10 Years
	Large		Global
	Cap US	US Gov't	Equities
	Equities	Bonds	(FTSE	Crude Oil	Unleaded
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	World Index)	(WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.895	0.995	0.669	0.716	0.717	0.755
US Gov't Bonds (BEUSG4 Index)		1.000	0.893	0.521	0.540	0.616	0.593
Global Equities (FTSE World Index)			1.000	0.686	0.729	0.737	0.773
Crude Oil (WTI)				1.000	0.837	0.867	0.935
Unleaded Gasoline					1.000	0.807	0.882
Heating Oil						1.000	0.918
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table. It can be seen that over the one-year period ended December 31, 2021, the movement of Brent crude oil was strongly correlated with movements in large cap U.S. equities, U.S. government bonds, global equities, U.S. West Texas Intermediate (WTI) crude oil, unleaded gasoline and heating oil.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Years
	Large		Global
	Cap US	US Gov't	Equities
	Equities	Bonds	(FTSE World		Unleaded
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	Index)	Crude Oil	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.993	1.000	0.944	0.959	0.956	0.958
US Gov't Bonds (BEUSG4 Index)		1.000	0.994	0.937	0.945	0.953	0.954
Global Equities (FTSE World Index)			1.000	0.949	0.963	0.962	0.963
Crude Oil				1.000	0.988	0.995	0.997
Unleaded Gasoline					1.000	0.989	0.991
Heating Oil						1.000	0.997
Brent Oil							1.000
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

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The comparison of the fiscal years ended December 31, 2020 and 2019 can be found in BNO’s annual report on Form 10-K for the fiscal year ended December 31, 2020 located within Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the year ended December 31, 2021, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2021, BNO used other assets to pay expenses. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2021, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of December 31, 2021, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $209,980,620 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2021, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

USCF pays the fees of the Marketing Agent, as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services, include those in connection with the preparation of BNO’s financial statements and its SEC, NFA and CFTC reports. USCF and BNO have also entered into a licensing agreement with the NYMEX pursuant to which BNO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. BNO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF had voluntarily agreed to pay certain expenses typically borne by BNO to the extent that such expenses exceeded 0.15% (15 basis points) of BNO‘s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Financial Statements in Item 8 of this annual report on Form 10-K and terminated on April 30, 2021.

USCF paid BBH&Co.’s fees for performing administrative services, including those in connection with the preparation of BNO’s financial statements and its SEC, NFA and CFTC reports through May 31, 2020.

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

As of December 31, 2021, BNO’s portfolio held 2,911 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of December 31, 2021 BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data

United States Brent Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of BNO’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2021, BNO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Brent Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Brent Oil Fund, LP (the “Fund”) as of December 31, 2021 and 2020, including the schedule of investments as of December 31, 2021 and 2020, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Brent Oil Fund, LP as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Denver, Colorado

February 25, 2022

United States Brent Oil Fund, LP

Statements of Financial Condition

At December 31, 2021 and December 31, 2020

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents (at cost $152,783,233 and $311,507,932, respectively) (Notes 2 and 5)	$152,783,233	$311,507,932
Equity in trading accounts:
Cash and cash equivalents (at cost $57,197,387 and $33,830,326, respectively)	57,197,387	33,830,326
Unrealized gain (loss) on open commodity futures contracts	12,482,340	2,196,530
Related party receivable	4,500,000	—
Receivable for shares sold	—	1,936,691
Receivable from General Partner (Note 3)	—	660,603
Dividends receivable	3,257	267
Interest receivable	4,400	11,948
Prepaid insurance*	14,897	2,399
Prepaid registration fees	—	94,582

Total Assets	$226,985,514	$350,241,278

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$145,082	$221,384
Professional fees payable	245,908	161,123
Brokerage commissions payable	13,287	21,299
Directors’ fees payable*	4,208	4,727
Registration fees payable	164,568	—

Total Liabilities	573,053	408,533

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	226,412,461	349,832,745
Total Partners’ Capital	226,412,461	349,832,745

Total Liabilities and Partners’ Capital	$226,985,514	$350,241,278

Limited Partners’ shares outstanding	10,850,000	27,100,000
Net asset value per share	$20.87	$12.91
Market value per share	$20.91	$12.88

*Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2021

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO March 2022 contracts, expiring January 2022*	$213,935,240	2,911	$12,482,340	5.51

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	7,201,000	$7,201,000	3.18
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	130,500,000	130,500,000	57.64
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	7,746,000	7,746,000	3.42
Total United States Money Market Funds		$145,447,000	64.24

#Reflects the 7-day yield at December 31, 2021.

*Collateral amounted to $57,197,387 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2020

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Oil Futures CO March 2021 contracts, expiring January 2021*	$347,608,870	6,753	$2,196,530	0.63

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Fidelity Investments Money Market Funds - Government Portfolio, 0.01%#	201,000	$201,000	0.06
RBC U.S. Government Money Market Fund - Institutional Share Class, 0.02%#	30,146,000	30,146,000	8.62
Total United States Money Market Funds		$30,347,000	8.68

#Reflects the 7-day yield at December 31, 2020.

*Collateral amounted to $33,830,326 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Operations

For the years ended December 31, 2021, 2020 and 2019

	Year ended	Year ended	Year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$150,117,880	$119,917,640	$18,175,420
Change in unrealized gain (loss) on open commodity futures contracts	10,285,810	1,034,920	7,451,120
Dividend income	47,073	253,607	533,922
Interest income*	60,831	411,917	1,383,419
ETF transaction fees	28,350	48,671	6,650
Total Income (Loss)	$160,539,944	$121,666,755	$27,550,531

Expenses
General Partner management fees (Note 3)	$2,259,549	$2,152,372	$656,053
Professional fees	411,680	280,082	90,200
Brokerage commissions	277,795	548,601	101,742
Directors’ fees and insurance	74,951	28,104	19,301
Registration fees	259,150	234,290	—
Total Expenses	3,283,125	3,243,449	867,296
Expense waiver (Note 4)	(202,151)	(660,603)	(80,032)
Net Expenses	$3,080,974	$2,582,846	$787,264
Net Income (Loss)	$157,458,970	$119,083,909	$26,763,267
Net Income (Loss) per limited partner share	$7.96	$(8.00)	$5.73
Net Income (Loss) per weighted average limited partner share	$9.23	$4.45	$5.76
Weighted average limited partner shares outstanding	17,067,945	26,763,425	4,646,301

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statement of Changes in Partners’ Capital

For the years ended December 31, 2021, 2020 and 2019

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Balances at beginning of year	$349,832,745	$84,702,186	$73,624,628
Addition of 3,600,000, 46,200,000 and 950,000 partnership shares, respectively	66,470,418	387,344,797	17,034,820
Redemption of (19,850,000), (23,150,000) and (1,750,000) partnership shares, respectively	(347,349,672)	(241,298,147)	(32,720,529)
Net income (loss)	157,458,970	119,083,909	26,763,267

Balances at end of year	$226,412,461	$349,832,745	$84,702,186

*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2021, 2020 and 2019

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$157,458,970	$119,083,909	$26,763,267
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(10,285,810)	(1,034,920)	(7,451,120)
(Increase) decrease in related party receivable	(4,500,000)	—	—
(Increase) decrease in receivable from General Partner	660,603	(580,571)	1,610
(Increase) decrease in dividends receivable	(2,990)	25,849	(8,304)
(Increase) decrease in interest receivable	7,548	(7,046)	(3,515)
(Increase) decrease in prepaid insurance*	(12,498)	(267)	(588)
(Increase) decrease in prepaid registration fees	94,582	(94,582)	—
Increase (decrease) in General Partner management fees payable	(76,302)	168,985	2,391
Increase (decrease) in professional fees payable	84,785	43,564	(72,583)
Increase (decrease) in brokerage commissions payable	(8,012)	18,483	—
Increase (decrease) in directors’ fees payable*	(519)	1,455	349
Increase decrease in registration fees payable	164,568	—	—
Net cash provided by (used in) operating activities	143,584,925	117,624,859	19,231,507

Cash Flows from Financing Activities:
Addition of partnership shares	68,407,109	385,408,106	17,034,820
Redemption of partnership shares	(347,349,672)	(241,298,147)	(32,720,529)
Net cash provided by (used in) financing activities	(278,942,563)	144,109,959	(15,685,709)

Net Increase (Decrease) in Cash and Cash Equivalents	(135,357,638)	261,734,818	3,545,798

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	345,338,258	83,603,440	80,057,642
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$209,980,620	$345,338,258	$83,603,440

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$152,783,233	$311,507,932	$72,725,833
Equity in Trading Accounts:
Cash and cash equivalents	57,197,387	33,830,326	10,877,607
Total Cash, Cash Equivalents and Equity in Trading Accounts	$209,980,620	$345,338,258	$83,603,440

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2021, 2020 2019

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

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the NYMEX, or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of December 31, 2021, BNO did not hold any Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

USCF is also the sponsor of the United States Commodity Index Funds Trust (“USCIFT”), a Delaware statutory trust and each of its series: the United States Commodity Index Fund (“USCI”) and the United States Copper Index Fund (“CPER”). USCI and CPER listed their shares on the NYSE Arca under the ticker symbols “USCI” on August 10, 2010 and “CPER” on November 15, 2011, respectively.

USO, UNG, UGA, UNL, USL, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of December 31, 2021, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares and 150,000,000 shares registered on June 11, 2020.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2021.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2021.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2021 and 2020, BNO incurred $259,150, 234,290, $0 respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2021 totaled of $74,951 for BNO and, in the aggregate for BNO and the Related Public Funds, $1,081,963. For the year ended December 31, 2020, these fees and expenses were $585,896 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2020 was $28,104. For the year ended December 31, 2019, these fees and expenses were $556,951 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2019 was $19,301.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $400,000 for the year ending December 31, 2021. For the years ending December 31, 2020 and 2019 BNO’s investor reporting costs totaled $221,582 and $90,200 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the years ended December 31, 2021, 2020 and 2019 USCF waived

$202,151, $660,603 and $80,032, respectively, of BNO’s expenses. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 - Contracts and Agreements and terminated on April 30, 2021.

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

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Total commissions accrued to brokers	$277,795	$548,601	$101,742
Total commissions as annualized percentage of average total net assets	0.09%	0.19%	0.12%
Commissions accrued as a result of rebalancing	$262,518	$527,095	$99,885
Percentage of commissions accrued as a result of rebalancing	94.50%	96.08%	98.17%
Commissions accrued as a result of creation and redemption activity	$15,277	$21,506	$1,857
Percentage of commissions accrued as a result of creation and redemption activity	5.50%	3.92%	1.83%

The decrease in total commissions accrued to brokers for the year ended December 31, 2021, compared to the year ended December 31, 2020, was due primarily to a lower number of Brent crude oil futures contracts being held and traded.

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

All of the futures contracts held by BNO through December 31, 2021 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2021 and December 31, 2020, BNO held investments in money market funds in the amounts of $145,447,000 and $30,347,000, respectively. BNO also holds cash deposits with its custodian. As of December 31, 2021 and December 31, 2020, BNO held cash deposits and investments in Treasuries in the amounts of $64,533,620 and $314,991,258 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2021, 2020 and 2019 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2021	2020	2019
Per Share Operating Performance:
Net asset value, beginning of year	$12.91	$20.91	$15.18
Total income (loss)	8.14	(7.90)	5.90
Total expenses	(0.18)	(0.10)	(0.17)
Net increase (decrease) in net asset value	7.96	(8.00)	5.73
Net asset value, end of year	$20.87	$12.91	$20.91

Total Return	61.66%	(38.26)%	37.75%

Ratios to Average Net Assets
Total income (loss)	53.29%	42.40%	31.50%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	0.34%	0.38%	0.24%
Expense waived	(0.07)%	(0.23)%	(0.09)%
Net expense excluding management fees	0.27%	0.15%	0.15%
Net income (loss)	52.26%	41.50%	30.60%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from BNO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2021 and 2020.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$77,412,046	$63,817,914	$17,515,210	$1,794,774
Total Expenses	935,872	915,484	749,431	682,338
Expense Waivers	(139,105)	(63,046)	—	—
Net Expenses	796,767	852,438	749,431	682,338
Net Income (Loss)	$76,615,279	$62,965,476	$16,765,779	$1,112,436
Net Income (Loss) per Share	$2.93	$3.40	$1.42	$0.21

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2020	2020	2020	2020
Total Income (Loss)	$(78,698,540)	$135,556,854	$(335,557)	$65,143,998
Total Expenses	241,406	943,650	1,129,381	929,012
Expense Waivers	(56,591)	(220,204)	(220,529)	(163,279)
Net Expenses	184,815	723,446	908,852	765,733
Net Income (Loss)	$(78,883,355)	$134,833,408	$(1,244,409)	$64,378,265
Net Income (Loss) per Share	$(12.94)	$2.80	$(0.07)	$2.21

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

The following table summarizes the valuation of BNO’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$145,447,000	$145,447,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	12,482,340	12,482,340	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2020 using the fair value hierarchy:

At December 31, 2020	Total	Level I	Level II	Level III
Short-Term Investments	$30,347,000	$30,347,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,196,530	2,196,530	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted		Fair Value	Fair Value
for as Hedging	Statements of Financial	at December 31,	at December 31,
Instruments	Condition Location	2021	2020
Futures - Commodity Contracts	Assets	$12,482,340	$2,196,530

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2021		December 31, 2020		December 31, 2019
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
	Gain (Loss)	gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
Derivatives not Accounted	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
for as Hedging Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$150,117,880		$119,917,640		$18,175,420

	Change in unrealized gain (loss) on open positions		$10,285,810		$1,034,920		$7,451,120

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

Item 9C. Disclosure Regarding Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. BNO has no executive officers. Pursuant to the terms of the LP Agreement, BNO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	59	Management Director, Vice President
Andrew F Ngim	61	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	62	Management Director
John P. Love	50	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	58	Chief Financial Officer, Secretary and Treasurer
Carolyn M. Yu	63	Chief Compliance Officer
Ray W. Allen	65	Portfolio Manager
Kevin A. Baum	51	Chief Investment Officer
Gordon L. Ellis	75	Independent Director
Malcolm R. Fobes III	57	Independent Director
Peter M. Robinson	64	Independent Director

Ray W. Allen, 65, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (4) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 51, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, a branch manager since January 2017, and a swap associated person since November 2020. He also is an associated person and branch manager of USCF Advisers as of February 2017, and, as of June 2021, a swap associated person. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 58, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of Concierge Technologies, Inc. (“Concierge”), the parent of Wainwright Holdings, Inc. (“Wainwright”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. In addition, Mr. Crumbaugh has served as a director of Wainwright, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of (1) USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant – Michigan (inactive).

Nicholas D. Gerber, 59, Vice President since May 15, 2015 and Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 15, 2015 and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 26, 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Concierge Technologies, Inc. (“Concierge”), which is a company publicly traded under the ticker symbol “CNCG.” Concierge is the sole shareholder of Wainwright. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Concierge, since November 2019. Mr. Gerber serves as CEO of a newly formed Concierge subsidiary, Marygold & Co. (UK) Limited in London, England, since August 2021. Mr. Gerber also is the President and a director of Wainwright, a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. On January 11, 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 18, 2015, and as Vice President from June 18, 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 50, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of Wainwright, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 61, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and as the portfolio manager of the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF's Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 62, Management Director and principal since July 2015. Mr. Nguyen served on the Board of Wainwright from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Carolyn M. Yu, 63, Chief Compliance Officer of USCF since February 2013. In addition, she served USCF as the General Counsel from May 2015 through April 2018 and the Assistant General Counsel from August 2011 through April 2015. Ms. Yu also served as the General Counsel of Concierge, the parent of Wainwright from November 2017 through December 2018. Ms. Yu has served as (1) Chief Compliance Officer of USCF Advisers and USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, (2) Chief AML Officer of USCF ETF Trust since May 2015 and of USCF Mutual Funds Trust since October 2016, and (3) Chief Legal Officer of USCF Advisers and USCF ETF Trust from May 2015 through April 2018 and of USCF Mutual Funds Trust from October 2016 through April 2018. Prior to May 2015, Ms. Yu was the Assistant Chief Compliance Officer and AML Officer of the USCF ETF Trust. Since August 2013, in the case of USCF, and January 2017, in the case of USCF Advisers LLC, Ms. Yu has been a principal listed with the CFTC and NFA. USCF Advisers LLC, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Yu earned her JD from Golden Gate University School of Law and a B.S. in business administration from San Francisco State University.

Gordon L. Ellis, 75, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suite against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director's College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 57, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman and Chief Executive Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 64, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Carolyn M. Yu and Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Carolyn M. Yu. In addition, Wainwright is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in BNO. Ray W. Allen and Andrew F Ngim make trading and investment decisions for, and execute trades on behalf of, BNO. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

BNO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of BNO and other entities controlled by USCF. BNO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. BNO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of average daily total net assets. For 2021, BNO accrued aggregate management fees of $.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2021, by the directors of USCF. BNO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2021 was $74,951.

Change in
Pension Value
	Fees				and
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$1,441	NA	NA	NA	$—	$—	$1,441
Gordon L. Ellis	$1,441	NA	NA	NA	$—	$—	$1,441
Malcolm R. Fobes III(1)	$7,906	NA	NA	NA	$—	$—	$7,906

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

Item 14. Principal Accountant Fees and Services.

The fees for services billed to BNO by its independent auditors for the last two fiscal years are as follows:

	2021	2020
Audit fees	$45,000	$45,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$45,000	$45,000

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

Part IV

Item 15. Exhibits and Financial Statement Schedules.

1.	See Index to Financial Statements on page 69.
2.	No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.
3.	Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(4)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
3.3(5)	Fourth Amended and Restated Agreement of Limited Partnership.
4.1(11)	Description of Securities
10.1(6)	Form of Authorized Participant Agreement.
10.2(11)	Form of Custody Agreement with The Bank of New York Mellon.
10.3(11)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.4(11)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.5(3)	Marketing Agent Agreement.
10.6(2)	Amendment No. 1 to the Marketing Agent Agreement
10.7(7)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.8(8)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.9(9)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.10(10)	Form of Customer Agreement with Macquarie Futures USA LLC.
23.1(12)	Consent of Independent Registered Public Accounting Firm.
31.1(12)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(12)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(12)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(12)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162015) filed on September 18, 2009.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 16, 2010.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(6)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-187501), filed on April 6, 2015.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 15, 2020.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(12)	Filed herewith.

Item 16. Form 10-K Summary

None.

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

Date: February 25, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 25, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 25, 2022
Nicholas D. Gerber

/s/ John P. Love	Management Director	February 25, 2022
John P. Love

/s/ Andrew F Ngim	Management Director	February 25, 2022
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	February 25, 2022
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 25, 2022
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 25, 2022
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 25, 2022
1Malcolm R. Fobes III