Form 10-Q
period 2022-03-31
United States Brent Oil Fund, LP
filed 2022-05-06
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2022.
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 11,200,000 outstanding shares as of May 2, 2022.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2022 (Unaudited) and December 31, 2021

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $213,840,463 and $152,783,233, respectively) (Notes 2 and 5)	$213,840,463	$152,783,233
Equity in trading accounts:
Cash and cash equivalents (at cost $77,041,487 and $57,197,387, respectively)	77,041,487	57,197,387
Unrealized gain (loss) on open commodity futures contracts	(8,367,190)	12,482,340
Related party receivable	—	4,500,000
Receivable for shares sold	4,475,270	—
Dividends receivable	23,483	3,257
Interest receivable	4,266	4,400
Prepaid insurance*	60,611	14,897
ETF transaction fees receivable	750	—

Total Assets	$287,079,140	$226,985,514

Liabilities and Partners’ Capital
Payable for shares redeemed	$7,458,867	$—
General Partner management fees payable (Note 3)	200,591	145,082
Professional fees payable	213,205	245,908
Brokerage commissions payable	11,629	13,287
Directors’ fees payable*	4,236	4,208
Registration fees payable	228,468	164,568

Total Liabilities	8,116,996	573,053

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	278,962,144	226,412,461
Total Partners’ Capital	278,962,144	226,412,461

Total Liabilities and Partners’ Capital	$287,079,140	$226,985,514

Limited Partners’ shares outstanding	9,350,000	10,850,000
Net asset value per share	$29.84	$20.87
Market value per share	$29.93	$20.91

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO June 2022 contracts, expiring April 2022*	$287,314,630	2,664	$(8,367,190)	(3.00)

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.24%#	105,250,000	$105,250,000	37.73
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.23%#	103,750,000	103,750,000	37.19
RBC U.S. Government Money Market Fund - Institutional Shares, 0.19%#	4,750,000	4,750,000	1.70
Total United States Money Market Funds		$213,750,000	76.62

#    Reflects the 7-day yield at March 31, 2022.

*    Collateral amounted to $77,041,487 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$111,404,050	$90,150,900
Change in unrealized gain (loss) on open commodity futures contracts	(20,849,530)	(12,779,710)
Dividend income	29,303	8,953
Interest income*	13,414	21,403
ETF transaction fees	4,200	10,500
Total Income (Loss)	$90,601,437	$77,412,046

Expenses
General Partner management fees (Note 3)	$498,603	$663,973
Professional fees	77,265	103,719
Brokerage commissions	46,265	95,085
Directors’ fees and insurance	21,082	9,195
Registration fees	63,900	63,900
Total Expenses	707,115	935,872
Expense waiver (Note 3)	—	(139,105)
Net Expenses	$707,115	$796,767
Net Income (Loss)	$89,894,322	$76,615,279
Net Income (Loss) per limited partner share	$8.97	$2.93
Net Income (Loss) per weighted average limited partner share	$8.81	$3.24
Weighted average limited partner shares outstanding	10,205,000	23,677,222

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2022 and 2021

	Limited Partners*
	Three months	Three months
	ended	ended
	March 31, 2022	March 31, 2021
Balances at beginning of period	$226,412,461	$349,832,745
Addition of 900,000 and 1,600,000 partnership shares, respectively	28,848,021	26,030,689
Redemption of (2,400,000) and (7,800,000) partnership shares, respectively	(66,192,660)	(121,342,917)
Net income (loss)	89,894,322	76,615,279

Balances at end of period	$278,962,144	$331,135,796

*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2022 and 2021

	Three months ended	Three months ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$89,894,322	$76,615,279
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	20,849,530	12,779,710
(Increase) decrease in related party receivable	4,500,000	—
(Increase) decrease in receivable from General Partner	—	521,498
(Increase) decrease in dividends receivable	(20,226)	(4,985)
(Increase) decrease in interest receivable	134	10,615
(Increase) decrease in prepaid insurance*	(45,714)	(63,073)
(Increase) decrease in prepaid registration fees	—	63,900
(Increase) decrease in ETF transaction fees receivable	(750)	—
Increase (decrease) in General Partner management fees payable	55,509	2,635
Increase (decrease) in professional fees payable	(32,703)	(36,500)
Increase (decrease) in brokerage commissions payable	(1,658)	1,296
Increase (decrease) in directors’ fees payable*	28	281
Increase (decrease) in registration fees payable	63,900	—
Net cash provided by (used in) operating activities	115,262,372	89,890,656

Cash Flows from Financing Activities:
Addition of partnership shares	24,372,751	27,967,380
Redemption of partnership shares	(58,733,793)	(121,342,917)
Net cash provided by (used in) financing activities	(34,361,042)	(93,375,537)

Net Increase (Decrease) in Cash and Cash Equivalents	80,901,330	(3,484,881)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	209,980,620	345,338,258
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$290,881,950	$341,853,377

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$213,840,463	$303,480,374
Equity in Trading Accounts:
Cash and cash equivalents	77,041,487	38,373,003
Total Cash, Cash Equivalents and Equity in Trading Accounts	$290,881,950	$341,853,377

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2022

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

The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil called the “Benchmark Futures Contract”, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. The Benchmark Futures Contract is the futures contract on Brent crude oil as traded on the ICE Futures Europe Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. Additionally, by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), the ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include, but are not limited to, those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as “Crude Oil Interests” in the notes to the financial statements.

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

USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts (as defined below) and Other Crude Oil-Related Investments (as defined below). BNO accomplishes its objective through investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the NYMEX, or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and over-the-counter (“OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). As of March 31, 2022, BNO held 2,664 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

BNO, USO, UNG, UGA, UNL, USL, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of March 31, 2022, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares and 150,000,000 shares registered on June 11, 2020.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2022 and 2021, BNO incurred $63,900 and $63,900 respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the other Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $83,000 for BNO and, in the aggregate for BNO and the other Related Public Funds, $1,258,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $250,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF previously paid certain expenses on a discretionary basis typically borne by BNO, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the three months ended March 31, 2022, and 2021, USCF waived $0 and $139,105, respectively, of BNO’s expenses. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreement and terminated on April 30, 2021.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to do a banking business (“BNY Mellon”), to provide BNO and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

	Three months	Three months
	ended	ended
	March 31, 2022	March 31, 2021
Total commissions accrued to brokers	$46,265	$95,085
Total commissions as annualized percentage of average total net assets	0.07%	0.11%
Commissions accrued as a result of rebalancing	$43,934	$89,261
Percentage of commissions accrued as a result of rebalancing	94.96%	93.87%
Commissions accrued as a result of creation and redemption activity	$2,331	$5,824
Percentage of commissions accrued as a result of creation and redemption activity	5.04%	6.13%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a lower number of Brent crude oil futures contracts being held and traded.

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

Significant market volatility has recently occurred in the brent crude oil markets and the brent crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and the Ukraine, and continuing disputes among natural gas-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO and the impact of which could limit BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Crude Oil-Related Investments.

All of the futures contracts held by BNO through March 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2022 and December 31, 2021, BNO held investments in money market funds in the amounts of $213,750,000 and $145,447,000, respectively. BNO also holds cash deposits with its custodian. As of March 31, 2022 and December 31, 2021, BNO held cash deposits and investments in Treasuries in the amounts of $77,131,950 and $64,533,620 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months	Three months
	ended	ended
	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$20.87	$12.91
Total income (loss)	9.04	2.96
Total expenses	(0.07)	(0.03)
Net increase (decrease) in net asset value	8.97	2.93
Net asset value, end of period	$29.84	$15.84

Total Return	42.98%	22.70%

Ratios to Average Net Assets
Total income (loss)	33.60%	21.56%
Management fees#	0.75%	0.75%
Total expenses excluding management fees#	0.31%	0.31%
Expense waived#	—%	(0.16)%
Net expense excluding management fees#	0.31%	0.15%
Net income (loss)	33.34%	21.34%

#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at March 31, 2022 using the fair value hierarchy:

At March 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$213,750,000	$213,750,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(8,367,190)	(8,367,190)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$145,447,000	$145,447,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	12,482,340	12,482,340	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed	Fair Value	Fair Value
	Statements of Financial	at March 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Condition Location	2022	2021
Futures - Commodity Contracts	Assets	$(8,367,190)	$12,482,340

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2022		March 31, 2021
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on
	closed positions	$111,404,050		$90,150,900

Change in unrealized
gain (loss) on open
	positions		$(20,849,530)		$(12,779,710)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause BNO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. BNO believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic in February 2020 and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe BNO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and BNO cannot assure investors that the projections included in these forward-looking statements will come to pass. BNO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to BNO. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact BNO are discussed in “Item 1. Business” in this quarterly report on Form 10-Q.

Exchange Accountability Levels, Position Limits and Price Fluctuation Limits. Designated contract markets (“DCMs”), such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by BNO is not) may hold, own or control. These levels and position limits apply to the futures contracts that BNO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures also set daily price fluctuation limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the other Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2022, BNO held 2,664 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2022, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2022, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Federal Position Limits

In October 2020, the CFTC adopted a rule to establish federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts (the “Position Limits Rule”). The limits for futures contracts are currently in effect; the limits for economically equivalent swaps will become effective in 2023.

The Benchmark Futures Contract is not subject to position limits under the Position Limits Rule and, therefore, Position Limits Rule is not expected to impact the ability of BNO to meet its investment objective.

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

Margin for OTC Swaps

Rules put in place by U.S. federal banking regulators, the CFTC and the SEC require the daily exchange of variation margin and initial margin for swaps between swap dealers, major swap participants, security-based swap dealers, and major security-based swap participants (“Swap Entities”) and swaps between Swap Entities and their counterparties that are “financial end-users” (such rules, the “Margin Rules”). The Margin Rules require Swap Entities to exchange variation margin with all of their counterparties who are financial end-users. The minimum variation margin amount is the daily mark-to-market change in the value of the swap, taking into account the amount of variation margin previously posted or collected. Swap Entities are required to exchange initial margin with their financial end-users who have “material swaps exposure” (i.e., an average daily aggregate notional of $8 billion or more in non-cleared swaps calculated in accordance with the Margin Rules). The Margin Rules specify the types of collateral that may be posted or collected as initial margin or variation margin (generally cash, certain government, government-sponsored enterprise securities, certain liquid debt, certain equity securities, certain eligible publicly traded debt, and gold) and sets forth haircuts for certain collateral asset classes.

BNO is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, BNO will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, BNO does not have material swaps exposure and, accordingly, BNO will not be subject to the initial margin requirements of the Margin Rules.

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

In a rising rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to BNO of rising interest rates may be greater in the future due to the end of a long period of historically low rates and the effect of potential monetary policy initiatives and resulting market reaction to those initiatives. When interest rates fall, BNO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

BNO may potentially lose money on its holdings of money market funds.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward/downward trend during the three months ended March 31, 2022. The price of the Benchmark Futures Contract started the period at $77.78 per barrel. The high of the period was on March 8, 2022 when the price reached $127.98 per barrel. The low for the period was on December 31, 2021, which was $77.78 per barrel. The period ended with the Benchmark Futures Contract at $104.71 per barrel, an increase of approximately 34.62% over the period. BNO’s per share NAV began the period at $20.87 and ended the period at $29.84 on March 31, 2022, an increase of approximately 42.98% over the period. The Benchmark Futures Contract prices listed above began with the March 2022 contracts and ended with the June 2022 contracts. An increase of approximately 34.62% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the three months ended March 31, 2022, the Brent crude oil futures was primarily in a state of backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of March 31, 2022, BNO had issued 76,200,000 shares, 9,350,000 of which were outstanding. As of March 31, 2022, there were 173,800,000 shares registered but not yet issued. BNO has registered 250,000,000 shares since inception.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of March 31, 2022, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, Nomura Securities International Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three months	Three months
	ended	ended
	March 31, 2022	March 31, 2021
Average daily total net assets	$269,614,795	$359,037,275
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$42,717	$30,356
Annualized yield based on average daily total net assets	0.06%	0.03%
Management fee	$498,603	$663,973
Total fees and other expenses excluding management fees	$208,512	$271,899
Total amount of the expense waiver	$—	$139,105
Expenses before the allowance of the expense waiver	$707,115	$935,872
Expenses after the allowance of the expense waiver	$707,115	$796,767
Fees and expenses related to the registration or offering of additional shares	$63,900	$63,900
Total commissions accrued to brokers	$46,265	$95,085
Total commissions as annualized percentage of average total net assets	0.07%	0.11%
Commissions accrued as a result of rebalancing	$43,934	$89,261
Percentage of commissions accrued as a result of rebalancing	94.96%	93.87%
Commissions accrued as a result of creation and redemption activity	$2,331	$5,824
Percentage of commissions accrued as a result of creation and redemption activity	5.04%	6.13%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the three months ended March 31, 2022, compared to the three months ended March 31, 2021. To the degree that the aggregate yield is lower/higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was due primarily to a lower number of Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2022, the average daily change in the Benchmark Futures Contract was 0.638%, while the average daily change in the per share NAV of BNO over the same time period was 0.634%. The average daily difference was (0.004)% (or (0.4) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2022, the average daily change in the Benchmark Futures Contract was 0.033%, while the average daily change in the per share NAV of BNO over the same time period was 0.031%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended March 31, 2022. The second graph measures monthly changes since March 31, 2017 through March 31, 2022.

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

For the three months ended March 31, 2022, the actual total return of BNO as measured by changes in its per share NAV was 42.98%. This is based on an initial per share NAV of $20.87 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $29.84. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $29.91 as of March 31, 2022, for a total return over the relevant time period of 43.32%. The difference between the actual per share NAV total return of BNO of 42.98% and the expected total return based on the Benchmark Futures Contract of 43.32% was a difference over the time period of (0.34)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2021, the actual total return of BNO as measured by changes in its per share NAV was 22.70%. This was based on an initial per share NAV of $12.91 as of December 31, 2020 and an ending per share NAV as of March 31, 2021 of $15.84. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $15.88 as of March 31, 2021, for a total return over the relevant time period of 23.01%. The difference between the actual per share NAV total return of BNO of 22.70% and the expected total return based on the Benchmark Futures Contract of 23.01% was a difference over the time period of (0.31)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above the current levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2022, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions and regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2012 and March 31, 2022. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the three months ended March 31, 2022, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the three months ended March 31, 2022, the price of the front month Brent crude oil prices traded in a range between $77.78 to $127.98. Brent crude prices increased 34.62% from December 31, 2021 through March 31, 2022 to finish the quarter at $104.71.

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

OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 28.1 mbd by December 2021. Likewise, crude oil production in the United States has recovered from pandemic lows but still has not reached pre-pandemic levels. It is uncertain how quickly OPEC, Russia, or the U.S. can or will return to pre-pandemic 2019 crude oil production levels, however, the demand for crude is rising and the balance between the supply and demand has become increasingly tight. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, and geopolitical tensions, all suggest potential further upside for crude oil.

The bullish fundamentals for crude oil described above were already in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities, and corporations as a response. As a result of these sanctions, Russian barrels of oil that were intended for export have been left stranded, which is exacerbating an already limited supply situation. Russian oil producers have had to search for new buyers, while those countries and organizations that have imposed sanctions continue to search for additional sources of crude oil supply, including the 180 million barrels of crude oil that the U.S. announced would be released from the United States Strategic Petroleum Reserve.  The war in Ukraine, sanctions, and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets with Brent crude oil rising to over $127.98 per barrel on March 8, 2022, falling back to $98.02 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $107.91 per barrel. The war in Ukraine and the potential for further supply disruptions and sanctions could lead to further volatility.

The bullish fundamentals that were already in place combined with the supply disruptions caused by war as well as sanctions imposed on Russia could result in additional increases in crude oil prices. However, if a resolution to the conflict were to occur, volatility could decrease and prices could decline somewhat in the short-term. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships. Finally, while the impact of the COVID-19 pandemic appears to have decreased, elevated risk remains in the oil markets until the current and future COVID-19 pandemic mitigation measures have fully subsided.

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

For the ten-year time period between March 31, 2012 and March 31, 2022, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years
	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE	Crude Oil	Unleaded
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	World Index)	(WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.894	0.995	0.658	0.705	0.697	0.739
US Gov’t Bonds (BEUSG4 Index)		1.000	0.893	0.515	0.535	0.596	0.586
Global Equities (FTSE World Index)			1.000	0.676	0.719	0.717	0.758
Crude Oil (WTI)				1.000	0.842	0.863	0.936
Unleaded Gasoline					1.000	0.812	0.885
Heating Oil						1.000	0.916
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year
	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE		Unleaded
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	World Index)	Crude Oil	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.991	1.000	0.937	0.952	0.940	0.949

US Gov’t Bonds (BEUSG4 Index)	1.000	0.993	0.939	0.945	0.936	0.954
Global Equities (FTSE World Index)		1.000	0.943	0.956	0.945	0.955
Crude Oil			1.000	0.987	0.983	0.997
Unleaded Gasoline				1.000	0.992	0.992
Heating Oil					1.000	0.989
Brent Oil						1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2022, BNO’s expenses exceeded the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2022, BNO used other assets to pay expenses. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2022, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of March 31, 2022, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $290,881,950 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2022, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

USCF pays the fees of the Marketing Agent, as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services, include those in connection with the preparation of BNO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and BNO have also entered into a licensing agreement with the NYMEX pursuant to which BNO and the other Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. BNO also pays the fees and expenses associated with its tax accounting and reporting requirements. USCF had voluntarily agreed to pay certain expenses typically borne by BNO to the extent that such expenses exceeded 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 to the Notes to Condensed Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q and terminated on April 30, 2021.

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

As of March 31, 2022, BNO’s portfolio held 2,644 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of March 31, 2022, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

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

During the three-month reporting period ended March 31, 2022, BNO limited its OTC activities to EFRP transactions.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, BNO may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of BNO and the other Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, BNO and USCF are not currently party to any material legal proceedings.

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action is pending in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act. It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed on February 25, 2022 (the “Form 10-K”) except for the following:

Price Volatility May Possibly Cause the Total Loss of Your Investment.

Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in BNO.

Significant market volatility has recently occurred in the crude oil markets and the oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO and the impact of which could limit BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Crude Oil-Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions that may lead to increased volatility in the price of certain commodities, including oil and natural gas, as well as volatility in BNO’s NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine. On March 8, 2022, the United States announced that it would ban imports of oil, natural gas and coal from Russia. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of energy, including energy futures, and the NAV or share price of BNO.

A resolution to the war in Ukraine also could impact the markets for certain commodities, such as oil and natural gas, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on commodities and futures prices, including the spot price of oil and the price of the Benchmark Futures Contract is difficult to predict and depends on a number of factors that may have a negative impact on BNO in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 48 baskets (comprising 2,400,000 shares) during the first quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/22 to 1/31/22	750,000	$22.62
2/1/22 to 2/28/22	150,000	$25.54
3/1/22 to 3/31/22	1,500,000	$30.27
Total	2,400,000

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

Date: May 6, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 6, 2022