Form 10-Q
period 2022-06-30
United States Brent Oil Fund, LP
filed 2022-08-05
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2022.

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

The registrant had 7,050,000 outstanding shares as of July 22, 2022.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2022 (Unaudited) and December 31, 2021

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $133,703,397 and $152,783,233, respectively) (Notes 2 and 5)	$133,703,397	$152,783,233
Equity in trading accounts:
Cash and cash equivalents (at cost $148,306,643 and $57,197,387, respectively)	148,306,643	57,197,387
Unrealized gain (loss) on open commodity futures contracts	(5,422,900)	12,482,340
Related party receivable	—	4,500,000
Dividends receivable	135,578	3,257
Interest receivable	4,116	4,400
Prepaid license fees	6,375	—
Prepaid insurance*	45,115	14,897
ETF transaction fees receivable	350	—

Total Assets	$276,778,674	$226,985,514

Liabilities and Partners’ Capital
Payable for shares redeemed	$6,535,025	$—
General Partner management fees payable (Note 3)	192,207	145,082
Professional fees payable	175,418	245,908
Brokerage commissions payable	5,388	13,287
Directors’ fees payable*	4,634	4,208
Registration fees payable	293,078	164,568

Total Liabilities	7,205,750	573,053

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	269,572,924	226,412,461
Total Partners’ Capital	269,572,924	226,412,461

Total Liabilities and Partners’ Capital	$276,778,674	$226,985,514

Limited Partners’ shares outstanding	8,250,000	10,850,000
Net asset value per share	$32.68	$20.87
Market value per share	$32.74	$20.91

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO September 2022 contracts, expiring July 2022*	$274,945,060	2,472	$(5,422,900)	(2.01)

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 1.41%#	32,150,000	$32,150,000	11.93
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 1.38%#	101,500,000	101,500,000	37.65
Total United States Money Market Funds		$133,650,000	49.58

#Reflects the 7-day yield at June 30, 2022.

*Collateral amounted to $148,306,643 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$25,871,560	$46,991,360	$137,275,610	$137,142,260
Change in unrealized gain (loss) on open commodity futures contracts	2,944,290	16,792,830	(17,905,240)	4,013,120
Dividend income	269,145	14,933	298,448	23,886
Interest income*	64,812	11,091	78,226	32,494
ETF transaction fees	10,500	7,700	14,700	18,200
Total Income (Loss)	$29,160,307	$63,817,914	$119,761,744	$141,229,960

Expenses
General Partner management fees (Note 3)	$584,777	$604,779	$1,083,380	$1,268,752
Professional fees	101,389	152,238	178,654	255,957
Brokerage commissions	48,776	71,693	95,041	166,778
Directors’ fees and insurance	20,471	22,164	41,553	31,359
Registration fees	64,610	64,610	128,510	128,510
Total Expenses	820,023	915,484	1,527,138	1,851,356
Expense waiver (Note 3)	—	(63,046)	—	(202,151)
Net Expenses	$820,023	$852,438	$1,527,138	$1,649,205
Net Income (Loss)	$28,340,284	$62,965,476	$118,234,606	$139,580,755
Net Income (Loss) per limited partner share	$2.84	$3.40	$11.81	$6.33
Net Income (Loss) per weighted average limited partner share	$2.91	$3.40	$11.85	$6.62
Weighted average limited partner shares outstanding	9,752,747	18,492,222	9,977,624	21,083,702
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Balances at beginning of period	$278,962,144	$331,135,796	$226,412,461	$349,832,745
Addition of 3,650,000, 550,000, 4,550,000 and 2,150,000 partnership shares, respectively	112,060,101	10,343,378	140,908,122	36,374,067
Redemption of (4,750,000), (4,850,000), (7,150,000) and (12,650,000) partnership shares, respectively	(149,789,605)	(85,043,223)	(215,982,265)	(206,386,140)
Net income (loss)	28,340,284	62,965,476	118,234,606	139,580,755

Balances at end of period	$269,572,924	$319,401,427	$269,572,924	$319,401,427
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2022 and 2021

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$118,234,606	$139,580,755
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	17,905,240	(4,013,120)
(Increase) decrease in related party receivable	4,500,000	—
(Increase) decrease in receivable from General Partner	—	660,603
(Increase) decrease in dividends receivable	(132,321)	(4,382)
(Increase) decrease in interest receivable	284	7,161
(Increase) decrease in prepaid license fees	(6,375)	—
(Increase) decrease in prepaid insurance*	(30,218)	(46,337)
(Increase) decrease in prepaid registration fees	—	94,582
(Increase) decrease in ETF transaction fees receivable	(350)	—
Increase (decrease) in General Partner management fees payable	47,125	(24,671)
Increase (decrease) in professional fees payable	(70,490)	7,115
Increase (decrease) in brokerage commissions payable	(7,899)	(4,130)
Increase (decrease) in directors’ fees payable*	426	235
Increase (decrease) in registration fees payable	128,510	33,928
Net cash provided by (used in) operating activities	140,568,538	136,291,739

Cash Flows from Financing Activities:
Addition of partnership shares	140,908,122	38,310,758
Redemption of partnership shares	(209,447,240)	(206,386,140)
Net cash provided by (used in) financing activities	(68,539,118)	(168,075,382)

Net Increase (Decrease) in Cash and Cash Equivalents	72,029,420	(31,783,643)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	209,980,620	345,338,258
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$282,010,040	$313,554,615

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$133,703,397	$238,613,805
Equity in Trading Accounts:
Cash and cash equivalents	148,306,643	74,940,810
Total Cash, Cash Equivalents and Equity in Trading Accounts	$282,010,040	$313,554,615

*    Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2022

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

Specifically, BNO seeks to achieve its investment objective by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), the ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include, but are not limited to, those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as “Crude Oil Interests” in the notes to the financial statements.

In addition, USCF believes that market arbitrage opportunities will cause daily changes in BNO’s share price on the NYSE Arca on a percentage basis to closely track daily changes in BNO’s per share NAV on a percentage basis. USCF further believes that the daily changes in prices of the Benchmark Futures Contract have historically tracked the daily changes in the spot price of Brent crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of BNO’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of Brent crude oil on a percentage basis, less BNO’s expenses.

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

As of June 30, 2022, BNO held 2,472 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of June 30, 2022, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares and 150,000,000 shares registered on June 11, 2020.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2022 and 2021, BNO incurred $128,510 and $128,510, respectively, in registration fees and other offering expenses.

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

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $350,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF previously paid certain expenses typically borne by BNO on a discretionary basis, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the six months ended June 30, 2022 and 2021 USCF waived $0 and $202,151, respectively, of BNO’s expenses. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements and terminated on April 30, 2021.

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

Custody, Transfer Agency and Fund Administration and Accounting Services Agreements

USCF engaged The Bank of New York Mellon, a New York corporation authorized to conduct a banking business (“BNY Mellon”), to provide BNO and each of the other Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013. BNO has engaged each of RCG Division of Marex Spectron (“RCG”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as additional FCMs to BNO effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with BNO’s FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude-Oil Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude-Oil Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Total commissions accrued to brokers	$95,041	$166,778
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$86,948	$157,413
Percentage of commissions accrued as a result of rebalancing	91.48%	94.38%
Commissions accrued as a result of creation and redemption activity	$8,093	$9,365
Percentage of commissions accrued as a result of creation and redemption activity	8.52%	5.62%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of Brent crude oil futures contracts being held and traded.

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

BNO may enter into futures contracts, options on futures contracts, cleared swaps, and OTC swaps to gain exposure to changes in the value of an underlying commodity. A futures contract obligates the seller to deliver (and the purchaser to accept) the future delivery of a specified quantity and type of a commodity at a specified time and place. Some futures contracts may call for physical delivery of the asset, while others are settled in cash. The contractual obligations of a buyer or seller may generally be satisfied by taking or making physical delivery of the underlying commodity or by making an offsetting sale or purchase of an identical futures contract on the same or linked exchange before the designated date of delivery. Cleared swaps are agreements that are eligible to be cleared by a clearinghouse, e.g., ICE Clear Europe, and provide the efficiencies and benefits that centralized clearing on an exchange offers to traders of futures contracts, including credit risk intermediation and the ability to offset positions initiated with different counterparties. OTC swaps are entered into between two parties in private contracts. In an OTC swap, each party bears credit risk to the other party, i.e., the risk that the other party may not be able to perform its obligations under the OTC swap.

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

Significant market volatility has recently occurred in the Brent crude oil markets and the Brent crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the war between Russia and the Ukraine, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO and the impact of which could limit BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Crude Oil-Related Investments.

All of the futures contracts held by BNO through June 30, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to risk of loss associated with an investment in such money market funds. As of June 30, 2022 and December 31, 2021, BNO held investments in money market funds in the amounts of $133,650,000 and $145,447,000, respectively. BNO also holds cash deposits with its custodian. As of June 30, 2022 and December 31, 2021, BNO held cash deposits and investments in Treasuries in the amounts of $148,360,040 and $64,533,620 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$29.84	$15.84	$20.87	$12.91
Total income (loss)	2.92	3.45	11.96	6.41
Total expenses	(0.08)	(0.05)	(0.15)	(0.08)
Net increase (decrease) in net asset value	2.84	3.40	11.81	6.33
Net asset value, end of period	$32.68	$19.24	$32.68	$19.24

Total Return	9.52%	21.46%	56.59%	49.03%

Ratios to Average Net Assets
Total income (loss)	9.32%	19.73%	41.11%	41.40%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	0.30%	0.39%	0.31%	0.34%
Expense waived#	—%	(0.08)%	—%	(0.12)%
Net expense excluding management fees#	0.30%	0.31%	0.31%	0.22%
Net income (loss)	9.06%	19.47%	40.59%	40.92%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at June 30, 2022 using the fair value hierarchy:

At June 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$133,650,000	$133,650,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(5,422,900)	(5,422,900)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$145,447,000	$145,447,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	12,482,340	12,482,340	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value	Fair Value
	Condition	at June 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2022	2021
Futures - Commodity Contracts	Assets	$(5,422,900)	$12,482,340

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2022		June 30, 2021
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on
	closed positions	$137,275,610		$137,142,260

Change in unrealized
gain (loss) on open
	positions		$(17,905,240)		$4,013,120

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause BNO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. BNO believes these factors include, but are not limited to, the following: changes in inflation in the United States; movements in U.S. and foreign currencies; market volatility in the crude oil markets and futures markets, in part attributable to the COVID-19 pandemic that began in February 2020 and Russia’s invasion of Ukraine in February 2022. Forward-looking statements, which involve assumptions and describe BNO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and BNO cannot assure investors that the projections included in these forward-looking statements will come to pass. BNO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes, in percentage terms, of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil as traded on the ICE Futures Europe Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on BNO’s collateral holdings, less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period.

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

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the other Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of June 30, 2022, BNO held 2,472 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the six months ended June 30, 2022, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2022, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to BNO of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, BNO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward/downward trend during the six months ended June 30, 2022. The price of the Benchmark Futures Contract started the period at $77.78 per barrel. The high of the period was on March 8, 2022 when the price reached $127.98 per barrel. The low for the period was on December 31, 2021, which was $77.80 per barrel. The period ended with the Benchmark Futures Contract at $109.03 per barrel, an increase of approximately 40.18% over the period. BNO’s per share NAV began the period at $20.87 and ended the period at $32.68 on June 30, 2022, an increase of approximately 56.59% over the period. The Benchmark Futures Contract prices listed above began with the March 2022 contracts and ended with the September 2022 contracts. The increase of approximately 40.18% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the six months ended June 30, 2022, the Brent crude oil futures was primarily in a state of backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of June 30, 2022, BNO had issued 79,850,000 shares, 8,250,000 of which were outstanding. As of June 30, 2022, there were 170,150,000 shares registered but not yet issued. BNO has registered 250,000,000 shares since inception.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of June 30, 2022, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Financial BD LLC.

For the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

	Six months ended	Six months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$291,295,574	$341,137,992
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$376,674	$56,380
Annualized yield based on average daily total net assets	0.26%	0.03%
Management fee	$1,083,380	$1,268,752
Total fees and other expenses excluding management fees	$443,758	$582,604
Total amount of the expense waiver	$—	$202,151
Expenses before the allowance of the expense waiver	$1,527,138	$1,851,356
Expenses after the allowance of the expense waiver	$1,527,138	$1,649,205
Fees and expenses related to the registration or offering of additional shares	$128,510	$128,510
Total commissions accrued to brokers	$95,041	$166,778
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$86,948	$157,413
Percentage of commissions accrued as a result of rebalancing	91.48%	94.38%
Commissions accrued as a result of creation and redemption activity	$8,093	$9,365
Percentage of commissions accrued as a result of creation and redemption activity	8.52%	5.62%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the six months ended June 30, 2022, compared to the six months ended June 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to in commissions and professional fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

	Three months ended	Three months ended
	June 30, 2022	June 30, 2021
Average daily total net assets	$312,738,102	$323,435,405
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$333,957	$26,024
Annualized yield based on average daily total net assets	0.43%	0.03%
Management fee	$584,777	$604,779
Total fees and other expenses excluding management fees	$235,246	$310,705
Total amount of the expense waiver	$—	$63,046
Expenses before the allowance of the expense waiver	$820,023	$915,484
Expenses after the allowance of the expense waiver	$820,023	$852,438
Fees and expenses related to the registration or offering of additional shares	$64,610	$64,610
Total commissions accrued to brokers	$48,776	$71,693
Total commissions as annualized percentage of average total net assets	0.06%	0.09%
Commissions accrued as a result of rebalancing	$43,014	$68,152
Percentage of commissions accrued as a result of rebalancing	88.19%	95.06%
Commissions accrued as a result of creation and redemption activity	$5,762	$3,541
Percentage of commissions accrued as a result of creation and redemption activity	11.81%	4.94%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher/lower during the three months ended June 30, 2022, compared to the three months ended June 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2022, the average daily change in the Benchmark Futures Contract was 0.085%, while the average daily change in the per share NAV of BNO over the same time period was 0.083%. The average daily difference was (0.002)%

(or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to June 30, 2022, the average daily change in the Benchmark Futures Contract was 0.036%, while the average daily change in the per share NAV of BNO over the same time period was 0.034%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended June 30, 2022. The second graph measures monthly changes since June 30, 2017 through June 30, 2022.

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

For the six months ended June 30, 2022, the actual total return of BNO as measured by changes in its per share NAV was 56.59%. This is based on an initial per share NAV of $20.87 as of December 31, 2021 and an ending per share NAV as of June 30, 2022 of $32.68. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $32.81 as of June 30, 2022, for a total return over the relevant time period of 57.21%. The difference between the actual per share NAV total return of BNO of 56.59% and the expected total return based on the Benchmark Futures Contract of 57.21% was a difference over the time period of (0.62)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2021, the actual total return of BNO as measured by changes in its per share NAV was 49.03%. This was based on an initial per share NAV of $12.91 as of December 31, 2020 and an ending per share NAV as of June 30, 2021 of $19.24. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $19.33 as of June 30, 2021, for a total return over the relevant time period of 49.73%. The difference between the actual per share NAV total return of BNO of 49.03% and the expected total return based on the Benchmark Futures Contract of 49.73% was a difference over the time period of (0.70)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2022. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may continue to be higher than interest earned by BNO. As such, USCF anticipates that BNO could possibly underperform its benchmark so long as interest earned is less than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2022, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions and regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2012 and June 30, 2022. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the six months ended June 30, 2022, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the six months ended June 30, 2022, the price of the front month Brent crude oil prices traded in a range between $78.98 to $127.98. Brent crude prices increased 47.61% from December 31, 2021 through June 30, 2022 to finish the quarter at $114.81.

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

Bullish fundamentals for crude oil were already in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities, and corporations as a response. As a result of these sanctions, Russian barrels of oil that were intended for export have been left stranded, which is exacerbating an already limited supply situation. Russian oil producers have had to search for new buyers, while those countries and organizations that have imposed sanctions continue to search for additional sources of crude oil supply, including the 180 million barrels of crude oil that the U.S. announced would be released from the United States Strategic Petroleum Reserve.  The war in Ukraine, sanctions, and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets, particularly in early March when Brent crude oil briefly rose to over $127.98 per barrel on March 8, 2022, then fell back to $98.02 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $107.91 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when Brent crude oil again topped $120 per barrel before, once again, giving up gains to end the quarter at $114.81. The war in Ukraine and the potential for further supply disruptions and sanctions could lead to further volatility. However, if a resolution to the conflict were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

By June 2022, OPEC production increased to 28.6 mbd. Despite a recovery in demand, the U.S., Russia, and OPEC have still not returned to pre-pandemic product levels, and the balance between the supply and demand has become increasingly tight. The ongoing demand recovery for crude oil during a time when supply is lower has resulted in higher prices. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, and other geopolitical tensions, all suggest a bullish case for crude oil. Conversely, crude prices have fallen somewhat from the highs reached in mid-June on hopes that OPEC might be able to curtail some of the supply imbalance and concerns about growing growth. Consumer responses to inflation, the end of the summer driving season, a strong dollar, and rising interest rates comprise other major factors that could lead to price declines in coming months. Between competing bullish and bearish factors, crude could stay range bound or could exhibit significant movement up or down in the second half of 2022.

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

For the ten-year time period between June 30, 2012 and June 30, 2022, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years

			Global Equities
	Large Cap US	US Gov’t Bonds (BEUSG4	(FTSE World		Unleaded	Heating	Brent
Correlation Matrix 10 Year	Equities (S&P 500)	Index)	Index)	Crude Oil (WTI)	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	0.895	0.995	0.652	0.695	0.663	0.735
US Gov’t Bonds (BEUSG4 Index)		1.000	0.897	0.520	0.534	0.580	0.590
Global Equities (FTSE World Index)			1.000	0.670	0.711	0.683	0.753
Crude Oil (WTI)				1.000	0.842	0.840	0.936
Unleaded Gasoline					1.000	0.788	0.885
Heating Oil						1.000	0.886
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year

			Global Equities
	Large Cap US	US Gov’t Bonds (BEUSG4	(FTSE World		Unleaded	Heating	Brent
Correlation Matrix 1 Years	Equities (S&P 500)	Index)	Index)	Crude Oil	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	0.986	1.000	0.931	0.937	0.881	0.945
US Gov’t Bonds (BEUSG4 Index)		1.000	0.988	0.931	0.928	0.884	0.948
Global Equities (FTSE World Index)			1.000	0.938	0.943	0.888	0.952
Crude Oil				1.000	0.985	0.937	0.996
Unleaded Gasoline					1.000	0.931	0.988
Heating Oil						1.000	0.929
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the six months ended June 30, 2022, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2022, BNO did not use other assets to pay expenses. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2022, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of June 30, 2022, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $282,010,040 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2022, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

As of June 30, 2022, BNO’s portfolio consisted of 2,472 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of June 30, 2022, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

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

During the six month reporting period ended June 30, 2022, BNO limited its OTC activities to EFRP transactions.

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

Settlement of SEC and CFTC Investigations

On November 8, 2021, USCF and USO announced a resolution with each of the SEC and the CFTC relating to matters set forth in certain Wells Notices issued by the staffs of each of the SEC and CFTC as more fully described below. On August 17, 2020, USCF, USO, and John Love received a “Wells Notice” from the staff of the SEC (the “SEC Wells Notice”). The SEC Wells Notice stated that the SEC staff made a preliminary determination to recommend that the SEC file an enforcement action against USCF, USO, and Mr. Love alleging violations of Sections 17(a)(1) and 17(a)(3) of the Securities Act of 1933, as amended (the “1933 Act”), and Section 10(b) of the 1934 Act, and Rule 10b-5 thereunder.

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

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to BNO of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall, BNO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 95 baskets (comprising 4,750,000 shares) during the second quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/22 to 4/30/22	850,000	$30.61
5/1/22 to 5/31/22	2,500,000	$30.75
6/1/22 to 6/30/22	1,400,000	$33.50
Total	4,750,000

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

Date: August 5, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 5, 2022