Form 10-Q
period 2022-09-30
United States Brent Oil Fund, LP
filed 2022-11-07
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2022.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 8,650,000 outstanding shares as of November 1, 2022.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2022 (Unaudited) and December 31, 2021

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $74,896,084 and $152,783,233, respectively) (Notes 2 and 5)	$74,896,084	$152,783,233
Equity in trading accounts:
Cash and cash equivalents (at cost $134,761,553 and $57,197,387, respectively)	134,761,553	57,197,387
Unrealized gain (loss) on open commodity futures contracts	(10,501,550)	12,482,340
Related party receivable	—	4,500,000
Dividends receivable	143,826	3,257
Interest receivable	186,339	4,400
Prepaid other	4,101	—
Prepaid insurance*	29,448	14,897

Total Assets	$199,519,801	$226,985,514

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$124,710	$145,082
Professional fees payable	524,014	245,908
Brokerage commissions payable	2,040	13,287
Directors’ fees payable*	4,097	4,208
Registration fees payable	—	164,568

Total Liabilities	654,861	573,053

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	198,864,940	226,412,461
Total Partners’ Capital	198,864,940	226,412,461

Total Liabilities and Partners’ Capital	$199,519,801	$226,985,514

Limited Partners’ shares outstanding	7,300,000	10,850,000
Net asset value per share	$27.24	$20.87
Market value per share	$27.32	$20.91
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2022

Fair
Value/Unrealized
Gain (Loss) on
		Number	Open	% of
	Notional	of	Commodity	Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO December 2022 contracts, expiring October 2022*	$209,388,590	2,336	$(10,501,550)	(5.28)

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 2.99%#	54,485,000	$54,485,000	27.40
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 2.80%#	18,500,000	18,500,000	9.30
Total United States Money Market Funds		$72,985,000	36.70

#Reflects the 7-day yield at September 30, 2022.

*Collateral amounted to $134,761,553 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(34,717,960)	$10,226,120	$102,557,650	$147,368,380
Change in unrealized gain (loss) on open commodity futures contracts	(5,078,650)	7,255,710	(22,983,890)	11,268,830
Dividend income	428,835	12,363	727,283	36,249
Interest income*	645,493	14,367	723,719	46,861
ETF transaction fees	5,600	6,650	20,300	24,850
Total Income (Loss)	$(38,716,682)	$17,515,210	$81,045,062	$158,745,170

Expenses
General Partner management fees (Note 3)	$419,207	$519,919	$1,502,587	$1,788,671
Professional fees	49,311	81,762	227,965	337,719
Brokerage commissions	38,485	60,407	133,526	227,185
Directors’ fees and insurance	20,118	22,023	61,671	53,382
Other fees	2,274	—	2,274	—
Registration fees	29,110	65,320	157,620	193,830
Total Expenses	558,505	749,431	2,085,643	2,600,787
Expense waiver (Note 3)	—	—	—	(202,151)
Net Expenses	$558,505	$749,431	$2,085,643	$2,398,636
Net Income (Loss)	$(39,275,187)	$16,765,779	$78,959,419	$156,346,534
Net Income (Loss) per limited partner share	$(5.44)	$1.42	$6.37	$7.75
Net Income (Loss) per weighted average limited partner share	$(5.37)	$1.16	$8.70	$8.29
Weighted average limited partner shares outstanding	7,308,696	14,452,174	9,078,205	18,848,901
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statement of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2022 and 2021

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Balances at beginning of period	$269,572,924	$319,401,427	$226,412,461	$349,832,745
Addition of 950,000, 350,000, 5,500,000 and 2,500,000 partnership shares, respectively	27,539,556	6,443,070	168,447,678	42,817,137
Redemption of (1,900,000), (5,050,000), (9,050,000) and (17,700,000) partnership shares, respectively	(58,972,353)	(96,802,933)	(274,954,618)	(303,189,073)
Net income (loss)	(39,275,187)	16,765,779	78,959,419	156,346,534

Balances at end of period	$198,864,940	$245,807,343	$198,864,940	$245,807,343
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2022 and 2021

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$78,959,419	$156,346,534
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	22,983,890	(11,268,830)
(Increase) decrease in related party receivable	4,500,000	—
(Increase) decrease in receivable from General Partner	—	660,603
(Increase) decrease in dividends receivable	(140,569)	(3,364)
(Increase) decrease in interest receivable	(181,939)	7,543
(Increase) decrease in prepaid other	(4,101)	—
(Increase) decrease in prepaid insurance*	(14,551)	(29,418)
(Increase) decrease in prepaid registration fees	—	94,582
Increase (decrease) in General Partner management fees payable	(20,372)	(66,059)
Increase (decrease) in professional fees payable	278,106	20,760
Increase (decrease) in brokerage commissions payable	(11,247)	(7,084)
Increase (decrease) in directors’ fees payable*	(111)	(107)
Increase (decrease) in registration fees payable	(164,568)	99,248
Net cash provided by (used in) operating activities	106,183,957	145,854,408

Cash Flows from Financing Activities:
Addition of partnership shares	168,447,678	44,753,828
Redemption of partnership shares	(274,954,618)	(303,189,073)
Net cash provided by (used in) financing activities	(106,506,940)	(258,435,245)

Net Increase (Decrease) in Cash and Cash Equivalents	(322,983)	(112,580,837)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	209,980,620	345,338,258
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$209,657,637	$232,757,421

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$74,896,084	$174,240,607
Equity in Trading Accounts:
Cash and cash equivalents	134,761,553	58,516,814
Total Cash, Cash Equivalents and Equity in Trading Accounts	$209,657,637	$232,757,421
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2022

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

As of September 30, 2022, BNO held 2,336 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of September 30, 2022, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO registered an additional 50,000,000 shares and 150,000,000 shares registered on June 11, 2020.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2018. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2022 and 2021, BNO incurred $157,620 and $193,830, respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the other Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 are estimated to be a total of $78,000 for BNO and, in the aggregate for BNO and the other Related Public Funds, $1,258,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $250,000 for the year ending December 31, 2022. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below. USCF previously paid certain expenses typically borne by BNO on a discretionary basis, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the nine months ended September 30, 2022 and 2021 USCF waived $0 and $202,151, respectively, of BNO’s expenses. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 – Contracts and Agreements and terminated on April 30, 2021.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

BNO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for BNO as outlined in the agreement. The fee of the Marketing Agent through September 30 2022, which is borne by USCF, was equal to 0.06% on BNO’s assets up to $3 billion and 0.04% on BNO’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of BNO’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of BNO’s offering.

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

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Total commissions accrued to brokers	$133,526	$227,185
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$123,053	$214,136
Percentage of commissions accrued as a result of rebalancing	92.16%	94.26%
Commissions accrued as a result of creation and redemption activity	$10,473	$13,049
Percentage of commissions accrued as a result of creation and redemption activity	7.84%	5.74%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to a lower number of Brent crude oil futures contracts being held and traded.

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

All of the futures contracts held by BNO through September 30, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2022 and December 31, 2021, BNO held investments in money market funds in the amounts of $72,985,000 and $145,447,000, respectively. BNO also holds cash deposits with its custodian. As of September 30, 2022 and December 31, 2021, BNO held cash deposits and investments in Treasuries in the amounts of $136,672,637 and $64,533,620 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2022 and 2021 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$32.68	$19.24	$20.87	$12.91
Total income (loss)	(5.36)	1.47	6.60	7.88
Total expenses	(0.08)	(0.05)	(0.23)	(0.13)
Net increase (decrease) in net asset value	(5.44)	1.42	6.37	7.75
Net asset value, end of period	$27.24	$20.66	$27.24	$20.66

Total Return	(16.65)%	7.38%	30.52%	60.03%

Ratios to Average Net Assets
Total income (loss)	(17.46)%	6.37%	30.26%	49.79%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	0.25%	0.33%	0.29%	0.34%
Expense waived#	—%	—%	—%	(0.08)%
Net expense excluding management fees#	0.25%	0.33%	0.29%	0.26%
Net income (loss)	(17.71)%	6.10%	29.48%	49.03%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at September 30, 2022 using the fair value hierarchy:

At September 30, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$72,985,000	$72,985,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(10,501,550)	(10,501,550)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$145,447,000	$145,447,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	12,482,340	12,482,340	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value	Fair Value
	Condition	at September 30,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2022	2021
Futures - Commodity Contracts	Assets	$(10,501,550)	$12,482,340

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2022		September 30, 2021
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on
	closed positions	$102,557,650		$147,368,380

Change in unrealized
gain (loss) on open
	positions		$(22,983,890)		$11,268,830

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

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the other Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of September 30, 2022, BNO held 2,336 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the nine months ended September 30, 2022, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2022, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven trend during the nine months ended September 30, 2022. The price of the Benchmark Futures Contract started the period at $77.78 per barrel. The high of the period was on March 8, 2022 when the price reached $127.98 per barrel. The low for the period was on December 31, 2021, which was $77.78 per barrel. The period ended with the Benchmark Futures Contract at $85.14 per barrel, an increase of approximately 9.46% over the period. BNO’s per share NAV began the period at $20.87 and ended the period at $27.24 on September 30, 2022, an increase of approximately 30.52% over the period. The Benchmark Futures Contract prices listed above began with the March 2022 contracts and ended with the December 2022 contracts. The increase of approximately 9.46% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the nine months ended September 30, 2022, the Brent crude oil futures was primarily in a state of backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of September 30, 2022, BNO had issued 80,800,000 shares, 7,300,000 of which were outstanding. As of September 30, 2022, there were 169,200,000 shares registered but not yet issued. BNO has registered 250,000,000 shares since inception.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares will be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of September 30, 2022, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., Inc., RBC Capital Markets LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

	Nine months ended	Nine months ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$267,860,429	$318,859,571
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,451,002	$83,110
Annualized yield based on average daily total net assets	0.72%	0.03%
Management fee	$1,502,587	$1,788,671
Total fees and other expenses excluding management fees	$583,056	$812,116
Total amount of the expense waiver	$—	$202,151
Expenses before the allowance of the expense waiver	$2,085,643	$2,600,787
Expenses after the allowance of the expense waiver	$2,085,643	$2,398,636
Fees and expenses related to the registration or offering of additional shares	$157,620	$193,830
Total commissions accrued to brokers	$133,526	$227,185
Total commissions as annualized percentage of average total net assets	0.07%	0.10%
Commissions accrued as a result of rebalancing	$123,053	$214,136
Percentage of commissions accrued as a result of rebalancing	92.16%	94.26%
Commissions accrued as a result of creation and redemption activity	$10,473	$13,049
Percentage of commissions accrued as a result of creation and redemption activity	7.84%	5.74%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to an decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

	Three months ended	Three months ended
	September 30, 2022	September 30, 2021
Average daily total net assets	$221,754,330	$275,029,197
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,074,328	$26,730
Annualized yield based on average daily total net assets	1.92%	0.04%
Management fee	$419,207	$519,919
Total fees and other expenses excluding management fees	$139,298	$229,512
Expenses before the allowance of the expense waiver	$558,505	$749,431
Expenses after the allowance of the expense waiver	$558,505	$749,431
Fees and expenses related to the registration or offering of additional shares	$29,110	$65,320
Total commissions accrued to brokers	$38,485	$60,407
Total commissions as annualized percentage of average total net assets	0.07%	0.09%
Commissions accrued as a result of rebalancing	$36,105	$56,723
Percentage of commissions accrued as a result of rebalancing	93.82%	93.90%
Commissions accrued as a result of creation and redemption activity	$2,380	$3,684
Percentage of commissions accrued as a result of creation and redemption activity	6.18%	6.10%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the three months ended September 30, 2022, compared to the three months ended September 30, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due primarily to a decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2022, the average daily change in the Benchmark Futures Contract was (0.317)%, while the average daily change in the per share NAV of BNO over the same time period was (0.311)%. The average daily difference was 0.006% (or 0.6 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to September 30, 2022, the average daily change in the Benchmark Futures Contract was 0.031%, while the average daily change in the per share NAV of BNO over the same time period was 0.029%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended September 30, 2022. The second graph measures monthly changes since September 30, 2017 through September 30, 2022.

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

For the nine months ended September 30, 2022, the actual total return of BNO as measured by changes in its per share NAV was 30.52%. This is based on an initial per share NAV of $20.87 as of December 31, 2021 and an ending per share NAV as of September 30, 2022 of $27.24. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $27.29 as of September 30, 2022, for a total return over the relevant time period of 30.76%. The difference between the actual per share NAV total return of BNO of 30.52% and the expected total return based on the Benchmark Futures Contract of 30.76% was a difference over the time period of (0.24)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2021, the actual total return of BNO as measured by changes in its per share NAV was 60.03%. This was based on an initial per share NAV of $12.91 as of December 31, 2020 and an ending per share NAV as of September 30, 2021 of $20.66. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $20.81 as of September 30, 2021, for a total return over the relevant time period of 61.19%. The difference between the actual per share NAV total return of BNO of 60.03% and the expected total return based on the Benchmark Futures Contract of 61.19% was a difference over the time period of (1.16)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2022. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may continue to be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2022, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions and regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2012 and September 30, 2022. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the nine months ended September 30, 2022, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the nine months ended September 30, 2022, the price of the front month Brent crude oil prices traded in a range between $77.78 to $127.98. Brent crude prices increased 13.09% from December 31, 2021 through September 30, 2022 to finish the quarter at $87.96.

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

OPEC production declined from over 30 mbd pre-COVID-19 to a pandemic low of 22.5 mbd before gradually recovering to 28.1 mbd by December 2021. Likewise, crude oil production in the United States has recovered from pandemic lows but still has not reached pre-

pandemic levels. While the impact of the COVID-19 pandemic appears to have decreased, elevated risk remains in the oil markets until the current and future COVID-19 pandemic mitigation measures have fully subsided.

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

During the third quarter of 2022, crude oil prices declined substantially, in contrast to strong gains during the first half of the year. In August 2022, U.S. production rose to a peak of 12.2 mbd while OPEC production peaked at 29.9 mbd. Despite a recovery in demand and tighter supply (the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels), bearish factors weighed on crude prices during the third quarter, including a record drawdown in the United States Strategic Petroleum Reserve, OPEC supply cuts, consumer responses to inflation, rising interest rates, a strong dollar, and concerns about global economic growth. These factors continue to affect crude prices. Conversely, the ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the war in Ukraine, and other geopolitical tensions, are factors that could contribute to another bull market for crude oil. Between competing bullish and bearish factors, crude could stay range bound or could exhibit significant movement up or down over the next few quarters.

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

For the ten-year time period between September 30, 2012 and September 30, 2022, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-

heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years

			Global Equities
	Large Cap US	US Gov’t Bonds (BEUSG4	(FTSE World		Unleaded	Heating	Brent
Correlation Matrix 10 Years	Equities (S&P 500)	Index)	Index)	Crude Oil (WTI)	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	0.894	0.996	0.650	0.690	0.657	0.732
US Gov’t Bonds (BEUSG4 Index)		1.000	0.896	0.520	0.535	0.579	0.591
Global Equities (FTSE World Index)			1.000	0.669	0.706	0.678	0.751
Crude Oil (WTI)				1.000	0.842	0.839	0.936
Unleaded Gasoline					1.000	0.779	0.888
Heating Oil						1.000	0.882
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year

			Global Equities
	Large Cap US	US Gov’t Bonds (BEUSG4	(FTSE World		Unleaded	Heating	Brent
Correlation Matrix 1 Year	Equities (S&P 500)	Index)	Index)	Crude Oil	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	0.985	1.000	0.923	0.900	0.867	0.933
US Gov’t Bonds (BEUSG4 Index)		1.000	0.987	0.922	0.895	0.872	0.936
Global Equities (FTSE World Index)			1.000	0.931	0.906	0.875	0.940
Crude Oil				1.000	0.979	0.933	0.996
Unleaded Gasoline					1.000	0.905	0.985
Heating Oil						1.000	0.920
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the nine months ended September 30, 2022, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2022, BNO did not use other assets to pay expenses. To the extent income exceeds expenses, BNO’s NAV will be positively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2022, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of September 30, 2022, BNO held cash deposits and investments in Treasuries or money market funds in the amount of $209,657,637 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2022, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

As of September 30, 2022, BNO’s portfolio consisted of 2,336 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of September 30, 2022, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2022, BNO limited its OTC activities to EFRP transactions.

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

USCF and USO intend to vigorously contest such claims and have moved for their dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 38 baskets (comprising 1,900,000 shares) during the third quarter of the year ending December 31, 2022. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2022:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/22 to 7/31/22	1,200,000	$31.24
8/1/22 to 8/31/22	450,000	$31.81
9/1/22 to 9/30/22	250,000	$28.66
Total	1,900,000

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

Date: November 7, 2022

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2022