Form 10-K
period 2022-12-31
United States Brent Oil Fund, LP
filed 2023-02-27
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided in Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). ☐   Yes   ☒   No

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2022 was $269,572,924.

The registrant had 9,050,000 outstanding shares as of February 22, 2023.

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

BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. Additionally, by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), the ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD ) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“GLDX”) and USCF Sustainable Battery Metals Strategy Fund, each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

USO, UNG, UGA, UNL, USL, USCI and CPER are referred to collectively herein as the “Related Public Funds.”

BNO and the Related Public Funds are subject to reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). For more information about each of the Related Public Funds, investors in BNO may call 1-800-920-0259 or visit www.uscfinvestments.com or the website of the Securities and Exchange Commission (“SEC”) at www.sec.gov.

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

The net assets of BNO consist primarily of investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the NYMEX, or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, liquidity requirements, or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of crude oil, other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K. BNO invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations-in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of BNO are available on BNO’s website at www.uscfinvestments.com.

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

The specific Futures Contracts purchased depend on various factors, including a judgment by USCF as to the appropriate diversification of BNO’s investments in Futures Contracts with respect to the month of expiration, and the prevailing price volatility of particular contracts. While USCF has made significant investments in ICE Futures Contracts, for various reasons, including the ability to enter into the precise amount of exposure to the crude oil market, position limits or other regulatory requirements limiting BNO’s holdings, and market conditions, it may invest in Futures Contracts traded on other exchanges or invest in Other Crude Oil-Related Investments. To the extent that BNO invests in Crude Oil Interests, it would prioritize investments in contracts and instruments that are economically equivalent to the Benchmark Futures Contract, including cleared swaps that satisfy such criteria, and then, to a lesser extent, it would invest in other types of cleared swaps and other contracts, instruments and non-cleared swaps, such as swaps in the over-the-counter market (or commonly referred to as the “OTC market”). If BNO is required by law or regulation, or by one of its regulators, including a futures exchange, to reduce its position in the Benchmark Futures Contract to the applicable position limit or to a specified accountability level or if market conditions dictate it would be more appropriate to invest in Other Crude Oil-Related Investments, a substantial portion of BNO’s assets could be invested in accordance with such priority in Other Crude Oil-Related Investments that are intended to replicate the return on the Benchmark Futures Contract. As BNO’s assets reach higher levels, it is more likely to exceed position limits, accountability levels or other regulatory limits and, as a result, it is more likely that it will invest in accordance with such priority in Other Crude Oil-Related Investments at such higher levels. In addition, market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. See “Item 1. Business – Commodities Regulation” in this annual report on Form 10-K for a discussion of BNO’s ability to invest in OTC transactions and cleared swaps.

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

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If BNO and the Related Public Funds exceed this accountability level for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. There are no specific position accountability levels or limits, nor are there are any maximum daily price fluctuation limits for the ICE Brent Crude Oil (physically settled) futures contract. As of December 31, 2022, BNO held 2,698 Futures Contracts for Brent crude oil traded on the ICE Futures. As of December 31, 2022, BNO did not hold any Futures Contracts traded on exchanges other than ICE. BNO did not exceed accountability levels imposed by the ICE Futures during the year ended December 31, 2022 when it held maximum of 3,323 Futures Contracts below both the “any” and “all” month limits. No action was taken by the ICE and BNO did not reduce the number of Futures Contracts held as a result.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2022, BNO did not exceed any position limits imposed by the NYMEX and ICE Futures.

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

During the reporting period of this annual report on Form 10-K, BNO limited its derivatives activities to Futures Contracts in crude oil and EFRP transactions.

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

RBC Capital’s primary address is 200 Vesey St., New York, NY 10281. Effective October 10, 2013, RBC Capital became the futures clearing broker for BNO. RBC Capital is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. RBC Capital is a member of various U.S. futures and securities exchanges.

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

Various regulators are conducting inquiries regarding potential violations of antitrust law by a number of banks and other entities, including RBC Capital, regarding foreign exchange trading. Beginning in 2015, putative class actions were brought against RBC Capital and/or Royal Bank of Canada, RBC Capital’s indirect parent, in the U.S. and Canada. These actions were each brought against multiple foreign exchange dealers and allege, among other things, collusive behavior in global foreign exchange trading. In August 2018, the U.S. District Court entered a final order approving RBC Capital’s settlement with class plaintiffs. In November 2018, certain institutional plaintiffs who had previously opted-out of participating in the settlement filed their own lawsuit in U.S. District Court. In May 2020, the U.S. District Court dismissed RBC Capital from the opt-out action, but granted the plaintiffs’ motion to amend the complaint. The Canadian class actions remain pending and RBC Capital has reached a settlement for an immaterial amount with respect to an action brought by a class of indirect purchasers. RBC Capital is awaiting the court's final approval of the settlement. In October 2020, RBC Capital and Royal Bank of Canada moved to dismiss the amended complaint. On July 28, 2021, the court dismissed Royal Bank of Canada from the case but denied the motion as to RBC. Based on the facts currently known, it is not possible at this time for management to predict the ultimate outcome of these collective matters or the timing of their ultimate resolution.

On April 13, 2015, RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (“RBC Bahamas”), was charged in France with complicity in tax fraud. RBC Bahamas believes that its actions did not violate French law and contested the charge in the French court. The trial of this matter has concluded and a verdict was delivered on January 12, 2017, acquitting the company and the other defendants and on June 29, 2018, the French appellate court affirmed the acquittals. On January 6, 2021, the French Supreme Court issued a judgment reversing the decision of the French Court of Appeal dated June 29, 2018 and sent the case back to the French Court of Appeal for rehearing and therefore the proceeding is currently awaiting a new trial with the French Court of Appeal.

Royal Bank of Canada and other panel banks for the setting of the U.S. dollar London interbank offered rate (“LIBOR”) have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of U.S. dollar LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. RBC Capital has also been named as a defendant in one of those lawsuits. The complaints in those private lawsuits assert claims under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. In addition to the LIBOR actions, in January 2019, a number of financial institutions, including RBC Capital, were named in a purported class action in New York alleging violations of the U.S. antitrust laws and common law principles of unjust enrichment in the setting of LIBOR after the Intercontinental Exchange took over administration of the benchmark interest rate from the British Bankers’ Association in 2014 (the “ICE LIBOR action”). On March 26, 2020, the defendants' motion to dismiss the ICE LIBOR action was granted. The plaintiffs filed a notice of appeal of that ruling to the United States Court of Appeals for the Second Circuit on April 24, 2020 and, thereafter, sought to substitute named plaintiffs. The Second Circuit permitted substitution, but has not yet ruled on the merits of the appeal. In August 2020, Royal Bank of Canada and other financial institutions were named as defendants in a separate, individual (i.e., non-class) action filed in California alleging that the usage and setting of LIBOR constitutes per se collusive conduct. In November 2020 and May 2021, plaintiffs sought a preliminary injunction with respect to the setting of ICE LIBOR; defendants opposed these motions and sought to transfer the matter to New York. On June 3, 2021, the court denied defendants’ motion to transfer. Defendants then moved to dismiss. Plaintiffs’ motions for a preliminary injunction and defendants’ motion to dismiss remain pending. Based on the facts currently known, it is not possible at this time to predict the ultimate outcome of these proceedings or the timing of their resolution.

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

Marex North America, LLC

On May 28, 2020, BNO entered into a Commodity Futures Customer Agreement with RCG Division of Marex Spectron, now Marex North America, LLC (“MNA”) to serve as a FCM for BNO. This agreement requires MNA to provide services to BNO in connection with the purchase and sale of Oil Futures Contracts and other Oil-Related Investments which may be purchased or sold by or through MNA for BNO’s account. Under this agreement, BNO pays MNA commissions for executing and clearing trades on behalf of BNO.

MNA’s primary address is 360 Madison Avenue, 3rd Floor, New York, NY 10017. MNA is registered in the United States with FINRA as a broker-dealer and with the CFTC as an FCM. MNA is a member of various U.S. futures and securities exchanges.

MNA is a large broker dealer subject to many different complex legal and regulatory requirements. As a result, certain of MNA’s regulators may from time to time conduct investigations, initiate enforcement proceedings and/or enter into settlements with MNA with respect to issues raised in various investigations. MNA complies fully with its regulators in all investigations which may be conducted and in all settlements it may reach.

MNA settled with the CFTC in September 2020 to pay a monetary penalty of $250,000 for failure to meet minimum adjusted net capital requirements. MNA improperly accounted for deductions arising out of an agreement that it entered to guarantee a revolving line of credit for an affiliated company when computing its net capital requirement.

MNA will act only as clearing broker for BNO and as such will be paid commissions for executing and clearing trades on behalf of BNO. MNA has not passed upon the adequacy or accuracy of this annual report on Form 10-K. MNA will not act in any supervisory capacity with respect to USCF or participate in the management of USCF or BNO.

MNA is not affiliated with BNO or USCF. Therefore, neither USCF nor BNO believes that there are any conflicts of interest with MNA or its trading principals arising from its acting as BNO’s FCM.

E D & F Man Capital Markets Inc.

On June 5, 2020, BNO entered into a Customer Agreement E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for BNO. This agreement requires MCM to provide services to BNO in connection with the purchase and sale of Brent crude oil Futures Contracts and Other Crude Oil-Related Investments that may be purchased or sold by or through MCM for BNO’s account. Under this agreement, BNO pays MCM commissions for executing and clearing trades on behalf of BNO.

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

Commodity Trading Advisor

Currently, USCF does not employ commodity trading advisors for the trading of BNO contracts. USCF currently does, however, employ SummerHaven Investment Management, LLC as a trading advisor for USCI and CPER. If, in the future, USCF does employ commodity trading advisors for BNO, it will choose each advisor based on arm's-length negotiations and will consider the advisor's experience, fees and reputation.

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

ALPS Distributors - Marketing Agent	0.06% on BNO’s assets to $3 billion and 0.04% on BNO’s assets in excess of $3 billion through September 30, 2022 and commencing October 1, 2022, 0.025% on BNO’s total net assets.

(1)	USCF pays this compensation.
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

Fees and Compensation Arrangements between BNO and Non-Affiliated Service Providers(5)

Service Provider	Compensation Paid by BNO
RBC Capital Futures Commission Merchant Marex North America, LLC, Futures Commission Merchant E D & F Man Capital Markets Inc., Futures Commission Merchant MFUSA, Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary

(5)	BNO pays this compensation.

New York Mercantile Exchange Licensing Fee(6) - 0.015% on all net assets.

(6)

Fees are calculated on a daily basis (accrued at 1/365 of the applicable percentage of NAV on that day) and paid on a monthly basis. BNO is responsible for its pro rata share of the assets held by BNO and the Related Public Funds, other than BNO, USCI and CPER.

Expenses Paid or Accrued by BNO from Inception through December 31, 2022 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$11,390,451
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$1,749,813
Other Amounts Paid or Accrued(7):	$3,457,257
Total Expenses Paid or Accrued:	$16,597,521
Expenses Waived(8)	$(2,175,924)
Total Expenses Paid or Accrued Excluding Expenses Waived(8)	$14,421,597

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

Expenses Paid or Accrued by BNO from Inception through December 31, 2022 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.12% annualized
Other Amounts Paid or Accrued(9):	0.23% annualized
Total Expenses Paid or Accrued:	1.09% annualized
Expenses Waived (10):	(0.13)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived (10):	0.95% annualized

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

Other Fees. BNO also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were approximately $239,300 for the fiscal year ended December 31, 2022. In addition, BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2022 were approximately $1,258,000 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2022 was $82,611.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of BNO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by BNO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to BNO for each order placed to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with BNO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either BNO or USCF, and no such person will have any obligation or responsibility to BNO or USCF to affect any sale or resale of shares. As of December 31, 2022, 10 Authorized Participants had entered into agreements with USCF on behalf of BNO. During the year ended December 31, 2022, BNO issued 155 Creation Baskets and redeemed (208) Redemption Baskets.

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

The prices of shares offered by Authorized Participants are expected to fall between BNO’s NAV and the trading price of the shares on the NYSE Arca at the time of sale. Shares initially comprising the same basket but offered by Authorized Participants to the public at different times may have different offering prices. An order for one or more baskets may be placed by an Authorized Participant on behalf of multiple clients. Authorized Participants who make deposits with BNO in exchange for baskets receive no fees, commissions or other forms of compensation or inducement of any kind from either BNO or USCF, and no such person has any obligation or responsibility to USCF or BNO to affect any sale or resale of shares. Shares trade in the secondary market on the NYSE Arca. Shares may trade in the secondary market at prices that are lower or higher relative to their NAV per share. The amount of the discount or premium in the trading price relative to the NAV per share may be influenced by various factors, including, among other things, the number of investors who seek to purchase or sell shares in the secondary market and the liquidity of the Futures Contracts market and the market for Other Crude Oil-Related Investments. While the shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time and trading in Futures contracts on the ICE Futures Exchange continues throughout the entire NYSE Arca trading day, liquidity in the market for Futures Contracts and Other Crude Oil-Related Investments traded on the NYMEX may be reduced after the close of the NYMEX at 2:30 p.m. New York time. As a result, during this time, particularly if BNO has invested in Futures Contracts and Other Crude Oil-Related Investments traded on the NYMEX, trading spreads, and the resulting premium or discount, on the shares may widen.

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

BNO is not a Swap Entity under the Margin Rules, but is a financial end-user. Accordingly, BNO will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, BNO does not have material swaps exposure and, accordingly, no will not be subject to the initial margin requirements of the Margin Rules.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require BNO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by BNO’s FCM.

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

Investment Risk

The NAV of BNO’s shares relates directly to the value of the Benchmark Futures Contract and other assets held by BNO and fluctuations in the prices of these assets could materially adversely affect an investment in BNO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in BNO could be lost.

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

Economic conditions impacting Brent crude oil. The demand for Brent crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil demand and therefore may have an adverse impact on natural gas prices, demand and, therefore, may have an adverse impact on Brent crude oil. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the current war between Russia and Ukraine), pandemics (e.g., COVID-19), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for Brent crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions (e.g., pandemics such as COVID-19) that impair the functioning of financial markets and institutions also may adversely impact the demand for Brent crude oil.

Other Brent crude oil demand-related factors. Other factors that may affect the demand for crude oil and therefore its price, include technological improvements in energy efficiency; seasonal weather patterns, which affect the demand for crude oil associated with heating and cooling; increased competitiveness of alternative energy sources that have so far generally not been competitive with oil without the benefit of government subsidies or mandates; and changes in technology or consumer preferences that alter fuel choices, such as toward alternative fueled vehicles or electric transportation and broad-based changes in personal income levels.

Other Brent crude oil supply-related factors. Brent crude oil prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the current war between Russia and Ukraine), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect oil and other energy trade flows by limiting or disrupting trade between countries or regions. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of Brent crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the Organization of Petroleum Exporting Countries (“OPEC”) production quotas and the occurrence of geopolitical risk associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which, in turn, may affect the supply of and demand for oil.

Other factors impacting the Brent crude oil market. The supply of and demand for crude oil may also be impacted by changes in interest rates, inflation, and other local or regional market conditions, as well as by the development of alternative energy sources.

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in BNO. Significant market volatility has recently occurred in the oil and other energy markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chair disruptions, war, including the war between Russia and Ukraine, and continuing disputes among oil-producing countries.  These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO and the impact of which could limit BNO ability to have a substantial portion of its assets invested in the Benchmark Futures Contract.  In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Crude Oil-Related Investments.

Russia’s invasion of Ukraine, and sanctions brought by the United States and other countries against Russia and others, have caused disruptions in many business sectors, resulting in significant market disruptions may lead to increased volatility in the price of certain commodities, including oil and natural gas, and may lead to volatility in BNO’s NAV or share price.

On February 24, 2022, Russia launched a large-scale invasion of Ukraine. The extent and duration of the military action, and resulting sanctions, and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region.

The United States and other countries and certain international organizations have imposed broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities and corporations as a response to Russia’s invasion of Ukraine, and additional sanctions may be imposed in the future. Such sanctions (and any future sanctions) will adversely impact the economies of Russia and Ukraine, and certain sectors of each country’s economy may be particularly affected, including but not limited to, financials, energy, metals and mining, engineering and defense and defense-related materials sectors. Among other things, the extent and duration of the military action, the responses of countries and political bodies to Russia’s actions, including sanctions, future market or supply disruptions, and Ukraine’s military response and the potential for wider conflict may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and cause volatility in the markets for commodities including the price of Brent crude oil futures, and the NAV or share price of BNO.

A resolution to the war in Ukraine also could impact the markets for certain commodities, and may have collateral impacts, including increased volatility, and cause disruptions to availability of certain commodities, commodity and futures prices and the supply chain globally. The longer-term impact on Brent crude oil and futures prices, including the spot price of Brent crude oil that BNO invests in and the prices of the Benchmark Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on BNO in the future.

COVID-19 and other infectious disease outbreaks could negatively affect the valuation and performance of BNO’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 has resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The ongoing spread of COVID-19 has had, and may continue to have, a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment are impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 has had, and is expected to continue to have, a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn has had a significant adverse effect on the prices of Oil Futures Contracts, including the Benchmark Oil Futures Contract, and Other Oil-Related Interests. The impact of COVID-19, and other infectious disease outbreaks that may arise in the future, could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the COVID-19 outbreak, including significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO. Public health crises caused by the COVID-19 outbreak may exacerbate other pre-existing political, social and economic risks in certain countries or globally. The duration of the COVID-19 outbreak and its ultimate impact on BNO and, on the global economy, cannot be determined with certainty.

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

Variables such as drought, floods, weather, military conflicts, pandemics (such as COVID-19), embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Futures Contracts and Other Crude Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject BNO’s investments to greater volatility than investments in traditional securities.

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

The correlation between changes in price of the Benchmark Futures Contract and the spot price of Brent crude oil may at times be only approximate. The degree of imperfection of correlation depends upon circumstances such as variations in the speculative Brent crude oil market, supply and demand for Futures Contracts (including the Benchmark Futures Contract) and Other Crude Oil-Related Investments, and technical influences in Brent crude oil futures trading.

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

While contango and backwardation are consistently present in trading in the futures markets, such conditions can be exacerbated by market forces. For example, extraordinary market conditions in the crude oil markets, including “super contango” (a higher level of contango arising from the overabundance of oil being produced and the limited availability of storage for such excess supply), occurred, in the crude oil futures markets in April 2020 due to over-supply of crude oil in the face of weak demand during the COVID-19 pandemic when dispute among oil-producing countries regarding limitations on the production of oil also were occurring.

When compared to total return of other price indices, such as the spot price of Brent crude oil, the impact of backwardation and contango may cause the total return of BNO’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango could have a significant negative impact on BNO’s per share NAV and total return and investors could lose part or all of their investment. In addition, it is possible that the Benchmark Futures Contract may experience periods of super contango or negative prices in the future. In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Crude Oil-Related Investments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contracts, which could cause the price of shares to substantially vary from the price of the Benchmark Futures Contract.

Designated contract markets, such as the NYMEX and ICE Futures, have established accountability levels and position limits on the maximum net long or net short futures contracts in commodity interests that any person or group of persons under common trading control (other than as a hedge, which an investment by BNO is not) may hold, own or control. These levels and position limits apply to the futures contracts that BNO invests in to meet its investment objective. In addition to accountability levels and position limits, the NYMEX and ICE Futures may also set daily price limits on futures contracts. The daily price fluctuation limit establishes the maximum amount that the price of a futures contract may vary either up or down from the previous day’s settlement price. Once the daily price fluctuation limit has been reached in a particular futures contract, no trades may be made at a price beyond that limit.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or foreign income tax, on their allocable share of BNO’s taxable income, without regard to whether they receive distributions or the amount of any distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

Due to the application of the assumptions and conventions applied by BNO in making allocations for tax purposes and other factors, an investor’s allocable share of BNO’s income, gain, deduction, or loss may be different than its economic profit or loss from its shares for a taxable year. This difference could be temporary or permanent and, if permanent, could result in it being taxed on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and BNO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by BNO in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to partnerships are complex and their application to large, publicly traded partnerships such as BNO is in many respects uncertain. BNO applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by BNO of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable Treasury Regulations, which would require BNO to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors.

BNO may be liable for U.S. federal income tax on any “imputed understatement” of tax resulting from an adjustment as a result of an IRS audit. The amount of the imputed understatement generally includes increases in allocations of items of income or gain to any investor and decreases in allocations of items of deduction, loss, or credit to any investor without any offset for corresponding reductions in allocations of items of income or gain to any investor or increases in allocations of items of deduction, loss, or credit to any investor. If BNO is required to pay any U.S. federal income taxes on any imputed understatement, the resulting tax liability would reduce the net assets of BNO and would likely have an adverse impact on the value of the shares. Under certain circumstances, BNO may be eligible to make an election to cause the investors to take into account the amount of any imputed understatement, including any associated interest and penalties. The ability of a publicly traded partnership such as BNO to make this election is uncertain. If the election is made, BNO would be required to provide investors who owned beneficial interests in the shares in the year to which the adjusted allocations relate with a statement setting forth their proportionate shares of the adjustment (“Adjusted K-1s”). The investors would be required to take the adjustment into account in the taxable year in which the Adjusted K-1s are issued.

BNO could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.

BNO has received an opinion of counsel that, under current U.S. federal income tax laws, BNO will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of BNO’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income; (ii) BNO is organized and operated in accordance with its governing agreements and applicable law; and (iii) BNO does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that BNO has satisfied and will continue to satisfy the “qualifying income” requirement for all taxable years, that result cannot be assured. BNO has not requested and will not request any ruling from the IRS with respect to its classification as a partnership taxable as a corporation for U.S. federal income tax purposes. If the IRS were to successfully assert that BNO is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses and deductions proportionately to shareholders, BNO would be subject to U.S. federal income tax on its net income for the year at corporate tax rates. In addition, although BNO does not currently intend to make distributions with respect to shares, if BNO were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to BNO shares would be taxable to shareholders as dividend income to the extent of BNO’s current and accumulated earnings and profits. Taxation of BNO as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

BNO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, BNO has a more complex tax treatment than traditional mutual funds.

BNO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, but it is taxed as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by BNO on its income. Instead, BNO will furnish shareholders each year with tax information on IRS Schedules K-1, K-2, and/or K-3 (Form 1065) and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction and credit of BNO. This must be reported without regard to the amount (if any) of cash or property the shareholder receives as a distribution from BNO during the taxable year. A shareholder, therefore, may be allocated income or gain by BNO but receive no cash distribution with which to pay the tax liability resulting from the allocation, or may receive a distribution that is insufficient to pay such liability.

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

The impact of changes in U.S. federal income tax laws on BNO is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on BNO or its investors. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law. At this time, we cannot predict with certainty how the provisions of the IRA might affect BNO, its investors, or BNO’s investments. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

BNO has sought to mitigate these risks by typically entering into transactions only with major, global financial institutions.  In addition, two-way margining requirements imposed by U.S. regulators also mitigate such risks.

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

Other Risks

BNO is not leveraged, but it could become leveraged if it had insufficient assets to completely meet its margin or collateral requirements relating to its investments.

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

USCF endeavors to have the value of BNO’s Treasuries, cash and cash equivalents, whether held by BNO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Gasoline-Related Investments. Although permitted to do so under its LP Agreement, BNO has not and does not intend to leverage its assets by making investments beyond its potential ability to meet the potential margin and collateral obligations relating to such investments. Consistent with this, BNO’s investment decisions will take into account the need for BNO to make permitted investments that also allow it to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, BNO becoming leveraged, including by its holding of assets that have a high probability of having a value of less than zero.

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

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as war or a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Other Crude Oil-Related Investments may be illiquid, BNO’s Crude Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that BNO may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

BNO is not actively managed by conventional methods. Accordingly, if BNO’s investments in Crude Oil Interests are declining in value, in the ordinary course, BNO will not close out such positions except in connection with paying the proceeds to an Authorized Participant upon the redemption of abasket or closing out its positions in Futures Contracts and other permitted investments (i) in connection with the monthly change in the Benchmark Futures Contract or when BNO otherwise determines it would be appropriate to do so, e.g., dueto regulatory requirements or risk mitigation measures, or (ii)to avoid BNO becoming leveraged, and it reinvests the proceeds in new Futures Contracts or Other Crude Oil-Related Investments to the extent possible. USCF will seek to cause the NAV of BNO's shares totrack the Benchmark Futures Contract during periods in which its price is flator declining as well as when the price is rising.

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

Only Authorized Participants may directly purchase shares from or redeem shares with BNO through Creation Baskets or Redemption Baskets respectively. All other investors that desire to purchase or sell shares must do so through the NYSE Arca or in other markets, if any, in which the shares may be traded. Shares may trade at a premium or discount relative to NAV per share.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by The Marygold Companies, Inc., a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his other family members and certain other shareholders.

USCF’s Board of Directors currently consists of four Management Directors, who are also executive officers or employees of USCF, and three Non-Management Directors, who are considered independent for purposes of applicable NYSE Arca and SEC rules. Under USCF’s LLC Agreement, the Non-Management Directors have only such authority as the Management Directors expressly confer upon them, which means that the Non-Management Directors may have less authority to control the actions of the Management Directors than is typically the case with the independent members of a company’s Board of Directors. In addition, any Director may be removed by written consent of USCF Investments, Inc. (“USCF Investments”), formerly Wainwright Holdings, Inc., which is the sole member of USCF. The sole shareholder of USCF Investments is The Marygold Companies, Inc., formerly Concierge Technologies, Inc., (“Marygold”) a company publicly traded under the ticker symbol “MGLD”. Mr. Nicholas D. Gerber, along with certain of his family members and certain other shareholders, owns the majority of the shares in Marygold, which is the sole shareholder of USCF Investments, the sole member of USCF. Accordingly, although USCF is governed by the USCF Board of Directors, which consists of both Management Directors and Non-Management Directors, pursuant to the LLC Agreement, it is possible for Mr. Gerber to exercise his indirect control of USCF Investments to effect the removal of any Director (including the Non-Management Directors which comprise the Audit Committee) and to replace that Director with another Director. Having control in one person could have a negative impact on USCF and BNO, including its regulatory obligations.

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

Because BNO’s shares are publicly traded, BNO is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC, the NFA and NYSE Arca and these authorities have continued to develop additional regulations or interpretations of existing regulations. BNO’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance related activities.

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

USCF serves as the general partner or sponsor to each of BNO and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for BNO may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching position limits imposed by the NYMEX, BNO purchased crude oil futures contracts, this decision could impact BNO’s ability to purchase additional crude oil futures contracts if the number of contracts held by funds managed by USCF reached the maximum allowed by the NYMEX. Similar situations could adversely affect the ability of other Related Public Funds to track their benchmark futures contract(s).

BNO may also be subject to certain conflicts with respect to its FCMs, including, but not limited to, conflicts that result from the FCM receiving greater amounts of compensation from other clients, or purchasing opposite or competing positions on behalf of third party accounts traded through the FCMs. In addition, USCF’s principals, officers, directors or employees may trade futures and related contracts for their own account. A conflict of interest may exist if their trades are in the same markets and at the same time as BNO trades using the clearing broker to be used by BNO. A potential conflict also may occur if USCF’s principals, officers, directors or employees trade their accounts more aggressively or take positions in their accounts which are opposite, or ahead of, the positions taken by BNO.

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

The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause BNO’s NAV to differ materially from its trading price.

In the event that there was a suspension in the ability of Authorized Participants to purchase additional Creation Baskets, Authorized Participants and other groups that make a market in shares of BNO would likely still continue to actively trade the shares. However, in such a situation, Authorized Participants and other market makers may seek to adjust the market they make in the shares. Specifically, such market participants may increase the spread between the prices that they quote for offers to buy and sell shares to allow them to adjust to the potential uncertainty as to when they might be able to purchase additional Creation Baskets of shares. In addition, Authorized Participants may be less willing to offer to quote offers to buy or sell shares in large numbers. The potential impact of either wider spreads between bid and offer prices, or reduced number of shares on which quotes may be available, could increase the trading costs to investors in BNO compared to the quotes and the number of shares on which bids and offers are made if the Authorized Participants still were able to freely create new baskets of shares. In addition, there could be a significant variation between the market price at which shares are traded and the shares’ NAV, which is also the price shares can be redeemed with BNO by Authorized Participants in Redemption Baskets. The foregoing could also create significant deviations from BNO’s investment objective. Any potential impact to the market for shares of BNO that could occur from the Authorized Participants inability to create new baskets would likely not extend beyond the time when additional shares would be registered and available for distribution.

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

If such a determination is made, the same consequences associated with a suspension of the offering of Creation Baskets,as described in the foregoing risk factor, “The suspension in the ability of Authorized Participants to purchase Creation Baskets could cause BNO’s NAV to differ materiallyfrom its trading price.”

In a rising rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. The risk to BNO of rising interest rates may be greater in the future due to the end of a long period of historically low rates, the effect of potential monetary policy initiatives, including actions taken by the U.S. Federal Reserve and other foreign equivalents to curb inflation, and resulting market reaction to those initiatives. When interest rates fall,BNO may be required to reinvest the proceeds from the sale,redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

BNO may potentially lose money by investing in government money market funds.

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

USCF is the subject of class action, derivative and other litigation. In light of the inherent uncertainties involved in litigation matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition.

USCF and USCF’s directors and certain of its officers are currently subject to class action litigation. Estimating an amount or range of possible losses resulting from litigation proceedings to USCF is inherently difficult and requires an extensive degree of judgment, particularly where the matters involve indeterminate claims for monetary damages and are subject to appeal. In addition, because most legal proceedings are resolved over extended periods of time, potential losses are subject to change due to, among other things, new developments, changes in legal strategy, the outcome of intermediate procedural and substantive rulings and other parties’ settlement posture and their evaluation of the strength or weakness of their case against USCF. For these reasons, we are currently unable to predict the ultimate timing or outcome of, or reasonably estimate the possible losses or a range of possible losses resulting therefrom. In light of the inherent uncertainties involved in such matters, an adverse outcome in this litigation could materially adversely affect USCF’s financial condition, results of operations or cash flows in any particular reporting period. In addition, litigation could result in substantial costs and divert USCF’s management’s attention and resources from conducting USCF’s operations, including the management of BNO and the other Related Public Funds. For more information, see “Item 3. Legal Proceedings” in this annual report on Form 10-K.

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

As of December 31, 2022, BNO had approximately 16,296 holders of shares.

Dividends

BNO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 27 baskets (comprising 1,350,000 shares) and 208 baskets (comprising 10,400,000 shares) for the three and twelve months ended December 31, 2022, respectively. Monthly redemptions for the last three months are detailed below.

Total
	Number of	Average Price
	Share	Per
Period	Redeemed	Share
10/1/22 to 10/31/22	—	$—
11/1/22 to 11/30/22	—	—
12/1/22 to 12/31/22	1,350,000	27.25
Total	1,350,000

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

Regulatory Disclosure

The regulation of commodity interest trading in the United States and other countries is an evolving area of the law. Below are certain key regulatory requirements that are, or may be, relevant to BNO. The various statements made in this summary are subject to modification by legislative action and changes in the rules and regulations of the SEC, Financial Industry Regulatory Authority (“FINRA”), CFTC, NFA, the futures exchanges, clearing organizations and other regulatory bodies. Pending final resolution of all applicable regulatory requirements, some examples of how new rules and regulations could impact BNO are discussed in “Item 1. Business” in this annual report on Form 10-K.

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

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the other Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of December 31, 2022, BNO held 2,698 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the fiscal year ended December 31, 2022, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended December 31, 2022, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven trend during the year ended December 31, 2022. The price of the Benchmark Futures Contract started the year at $77.78 per barrel. The high of the year occurred on March 8, 2022 when the price reached $127.98 per barrel. The low for the year was on December 9, 2022, which was $76.10 per barrel. The year ended with the Benchmark Futures Contract at $85.91 per barrel, an increase of approximately 10.45% over the year. BNO’s per share NAV began the year at $20.87 and ended the year at $28.26 on December 31, 2022, an increase of approximately 35.41% over the year. The Benchmark Futures Contract prices listed above began with the March 2022 contracts and ended with the March 2023 contracts. An increase of approximately 10.45% on the Benchmark Futures Contract listed above is a hypothetical return only and could not actually be achieved by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the year ended December 31, 2022, the Brent crude oil futures experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of December 31, 2022, BNO had issued 83,050,000 shares, 8,200,000 of which were outstanding. As of December 31, 2022, there were 166,950,000 shares registered but not yet issued. BNO has registered 250,000,000 shares since inception.

More shares may have been issued by BNO than are outstanding due to the redemption of shares. Unlike funds that are registered under the 1940 Act, shares that have been redeemed by BNO cannot be resold by BNO. As a result, BNO contemplates that additional offerings of its shares may be registered with the SEC in the future in anticipation of additional issuances and redemptions.

As of December 31, 2022, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., RBC Capital Markets LLC and Virtu Americas LLC.

For the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Per share net asset value, end of year	$28.26	$20.87
Average daily total net assets	$263,658,023	$301,273,376
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,405,667	$107,904
Annualized yield based on average daily total net assets	1.29%	0.04%
Management fee	$1,977,435	$2,259,549
Total fees and other expenses excluding management fees	$667,813	$1,023,576
Total amount of the expense waiver	$—	$202,151
Expenses before the allowance of the expense waiver	$2,645,248	$3,283,125
Expenses after the allowance of the expense waiver	$2,645,248	$3,080,974
Fees and expenses related the registration or offering of additional shares	$157,620	$259,150
Total commissions accrued to brokers	$181,930	$277,795
Total commissions as annualized percentage of average total net assets	0.07%	0.09%
Commissions accrued as a result of rebalancing	$168,656	$262,518
Percentage of commissions accrued as a result of rebalancing	92.70%	94.50%
Commissions accrued as a result of creation and redemption activity	$13,274	$15,277
Percentage of commissions accrued as a result of creation and redemption activity	7.30%	5.50%

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

The increase in the per share NAV for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to higher prices for Brent crude oil and the related increase in the value of the Crude Oil Futures Contracts in which BNO held and traded.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2022, compared to the year ended December 31, 2021. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the year ended December 31, 2022, compared to the year ended December 31, 2021. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2022, compared to the year ended December 31, 2021 was due primarily to a decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to a lower number of Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2022, the average daily change in the Benchmark Futures Contract was (0.223)%, while the average daily change in the per share NAV of BNO over the same time period was (0.212)%. The average daily difference was

0.011% (or 1.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to December 31, 2022, the average daily change in the Benchmark Futures Contract was 0.031%, while the average daily change in the per share NAV of BNO over the same time period was 0.030%. The average daily difference was (0.00)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two graphs demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first graph exhibits the daily changes in the last 30 valuation days ended December 31, 2022. The second graph measures monthly changes since December 31, 2017 through December 31 2022.

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

For the year ended December 31, 2022, the actual total return of BNO as measured by changes in its per share NAV was 35.41%. This is based on an initial per share NAV of $20.87 as of December 31, 2021 and an ending per share NAV as of December 31, 2022 of $28.26. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $28.15 as of December 31, 2022, for a total return over the relevant time period of 34.88% The difference between the actual per share NAV total return of BNO of 35.41% and the expected total return based on the Benchmark Futures Contract of 34.88% was a difference over the time period of 0.53%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2021, the actual total return of BNO as measured by changes in its per share NAV was 61.66%. This is based on an initial per share NAV of $12.91 as of December 31, 2020 and an ending per share NAV as of December 31, 2021 of $20.87. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $21.08 as of December 31, 2021, for a total return over the relevant time period of 63.28%. The difference between the actual per share NAV total return of BNO of 61.66% and the expected total return based on the Benchmark Futures Contract of 63.28% was a difference over the time period of (1.62)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2022, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2022. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may continue to be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2022, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions and regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12- month contracts from the near month price for the 10-year period between December 31, 2012 and December 31, 2022. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. In addition, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility oil markets experienced in the spring of 2020. Likewise, contango returned to moderate levels in May 2020. During the year ended December 31, 2022, the crude oil futures market was primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the year ended December 31, 2022, the price of the front month Brent crude oil prices traded in a range between $76.10 to $127.98. Brent crude declined 10.45% from December 31, 2021 through December 31, 2022 to finish the year at $85.91.

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

Bullish fundamentals for crude oil were already in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities, and corporations as a response. The war in Ukraine, sanctions, and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets, particularly in early March when Brent crude oil briefly rose to over $127.98 per barrel on March 8, 2022, then fell back to $98.02 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $107.91 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when Brent crude oil again topped $120 per barrel before, once again, giving up gains to end the quarter at $85.91.

During the fourth quarter of 2022, crude oil prices exhibited multiple reversals, in contrast to strong gains during the first half of the year and a steady decline during the third quarter of 2022. In 2022, U.S. production rose to a peak of 12.2 mbd while OPEC production peaked at 29.9 mbd. Despite a recovery in demand and tighter supply (the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels), bearish factors weighed on crude prices during the second half of 2022, including a record drawdown in the United States Strategic Petroleum Reserve, OPEC supply cuts, consumer responses to inflation, rising interest rates, a strong dollar, and concerns about global economic growth. These factors continue to affect crude prices. Conversely, the ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the war in Ukraine, and other geopolitical tensions, are factors that could contribute to furture increases in crude oil prices. Between competing bullish and bearish factors, crude could stay range bound or could exhibit significant movement up or down over the next few quarters.

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

For the ten-year time period between December 31, 2012 and December 31, 2022, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 10 Years
	Large		Global
	Cap US	US Gov't	Equities
	Equities	Bonds	(FTSE	Crude Oil	Unleaded
Correlation Matrix 10 Years	(S&P 500)	(BEUSG4 Index)	World Index)	(WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	(0.015)	0.974	0.378	0.464	0.220	0.446
US Gov't Bonds (BEUSG4 Index)		1.000	0.000	(0.278)	(0.266)	(0.422)	(0.320)
Global Equities (FTSE World Index)			1.000	0.430	0.508	0.272	0.502
Crude Oil (WTI)				1.000	0.765	0.743	0.906
Unleaded Gasoline					1.000	0.658	0.827
Heating Oil						1.000	0.793
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year
	Large		Global
	Cap US	US Gov't	Equities
	Equities	Bonds	(FTSE World		Unleaded
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	Index)	Crude Oil	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.611	0.988	0.176	0.176	(0.029)	0.156
US Gov't Bonds (BEUSG4 Index)		1.000	0.664	(0.035)	(0.086)	(0.567)	(0.020)
Global Equities (FTSE World Index)			1.000	0.184	0.155	(0.073)	0.148
Crude Oil				1.000	0.875	0.591	0.967
Unleaded Gasoline					1.000	0.533	0.925
Heating Oil						1.000	0.510
Brent Oil							1.000
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

For the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The comparison of the fiscal years ended December 31, 2021 and 2020 can be found in BNO’s annual report on Form 10-K for the fiscal year ended December 31, 2021 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the year ended December 31, 2022, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2022, BNO did not use other assets to pay expenses, post expense waiver. To the extent income exceeds expenses, BNO’s NAV will be positively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2022, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of December 31, 2022, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $219,126,256 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2022, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

As of December 31, 2022, BNO’s portfolio held 2,698 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of December 31, 2022 BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

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

Item 8. Financial Statements and Supplementary Data

United States Brent Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of BNO’s internal control over financial reporting as of December 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2022, BNO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Brent Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of United States Brent Oil Fund, LP (the “Fund”) as of December 31, 2022 and 2021, including the schedule of investments as of December 31, 2022 and 2021, and the related statements of operations, changes in partners’ capital and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United States Brent Oil Fund, LP as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Denver, Colorado

February 27, 2023

United States Brent Oil Fund, LP

Statements of Financial Condition

At December 31, 2022 and December 31, 2021

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents (at cost $98,669,335 and $152,783,233, respectively) (Notes 2 and 5)	$98,669,335	$152,783,233
Equity in trading accounts:
Cash and cash equivalents (at cost $120,456,921 and $57,197,387, respectively)	120,456,921	57,197,387
Unrealized gain (loss) on open commodity futures contracts	15,246,200	12,482,340
Related party receivable	—	4,500,000
Dividends receivable	383,389	3,257
Interest receivable	349,074	4,400
Prepaid insurance*	13,781	14,897
ETF transaction fees receivable	350	—

Total Assets	$235,119,050	$226,985,514

Liabilities and Partners’ Capital
Payable for shares redeemed	$2,745,117	$—
General Partner management fees payable (Note 3)	157,250	145,082
Professional fees payable	469,418	245,908
Brokerage commissions payable	—	13,287
Directors’ fees payable*	4,956	4,208
Registration fees payable	—	164,568

Total Liabilities	3,376,741	573,053

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	231,742,309	226,412,461
Total Partners’ Capital	231,742,309	226,412,461

Total Liabilities and Partners’ Capital	$235,119,050	$226,985,514

Limited Partners’ shares outstanding	8,200,000	10,850,000
Net asset value per share	$28.26	$20.87
Market value per share	$28.28	$20.91

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2022

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO March 2023 contracts, expiring January 2023*	$216,538,980	2,698	$15,246,200	6.58

	Shares/Principal		% of Partners'
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.12%#	97,035,000	$97,035,000	41.87
Total United States Money Market Funds		$97,035,000	41.87

#	Reflects the 7-day yield at December 31, 2022.
*	Collateral amounted to $120,456,921 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2021

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO March 2022 contracts, expiring January 2022*	$213,935,240	2,911	$12,482,340	5.51

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Goldman Sachs Financial Square Government Fund - Institutional Shares, 0.03%#	7,201,000	$7,201,000	3.18
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 0.03%#	130,500,000	130,500,000	57.64
RBC U.S. Government Money Market Fund - Institutional Shares, 0.03%#	7,746,000	7,746,000	3.42
Total United States Money Market Funds		$145,447,000	64.24

#	Reflects the 7-day yield at December 31, 2021.
*	Collateral amounted to $57,197,387 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Operations

For the years ended December 31, 2022, 2021 and 2020

	Year ended	Year ended	Year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$79,019,530	$150,117,880	$119,917,640
Change in unrealized gain (loss) on open commodity futures contracts	2,763,860	10,285,810	1,034,920
Dividend income	1,727,518	47,073	253,607
Interest income*	1,678,149	60,831	411,917
ETF transaction fees	26,950	28,350	48,671
Total Income (Loss)	$85,216,007	$160,539,944	$121,666,755

Expenses
General Partner management fees (Note 3)	$1,977,435	$2,259,549	$2,152,372
Professional fees	239,277	411,680	280,082
Brokerage commissions	181,930	277,795	548,601
Directors’ fees and insurance	82,611	74,951	28,104
Other fees	6,375	—	—
Registration fees	157,620	259,150	234,290
Total Expenses	2,645,248	3,283,125	3,243,449
Expense waiver (Note 3)	—	(202,151)	(660,603)
Net Expenses	$2,645,248	$3,080,974	$2,582,846
Net Income (Loss)	$82,570,759	$157,458,970	$119,083,909
Net Income (Loss) per limited partner share	$7.39	$7.96	$(8.00)
Net Income (Loss) per weighted average limited partner share	$9.19	$9.23	$4.45
Weighted average limited partner shares outstanding	8,988,493	17,067,945	26,763,425

*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statement of Changes in Partners’ Capital

For the years ended December 31, 2022, 2021 and 2020

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Balances at beginning of year	$226,412,461	$349,832,745	$84,702,186
Addition of 7,750,000, 3,600,000 and 46,200,000 partnership shares, respectively	234,507,181	66,470,418	387,344,797
Redemption of (10,400,000), (19,850,000) and (23,150,000) partnership shares, respectively	(311,748,092)	(347,349,672)	(241,298,147)
Net income (loss)	82,570,759	157,458,970	119,083,909

Balances at end of year	$231,742,309	$226,412,461	$349,832,745

*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2022, 2021 and 2020

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$82,570,759	$157,458,970	$119,083,909
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(2,763,860)	(10,285,810)	(1,034,920)
(Increase) decrease in related party receivable	4,500,000	(4,500,000)	—
(Increase) decrease in receivable from General Partner	—	660,603	(580,571)
(Increase) decrease in dividends receivable	(380,132)	(2,990)	25,849
(Increase) decrease in interest receivable	(344,674)	7,548	(7,046)
(Increase) decrease in prepaid insurance*	1,116	(12,498)	(267)
(Increase) decrease in prepaid registration fees	—	94,582	(94,582)
(Increase) decrease in ETF transaction fees receivable	(350)	—	—
Increase (decrease) in General Partner management fees payable	12,168	(76,302)	168,985
Increase (decrease) in professional fees payable	223,510	84,785	43,564
Increase (decrease) in brokerage commissions payable	(13,287)	(8,012)	18,483
Increase (decrease) in directors’ fees payable*	748	(519)	1,455
Increase (decrease) in registration fees payable	(164,568)	164,568	—
Net cash provided by (used in) operating activities	83,641,430	143,584,925	117,624,859

Cash Flows from Financing Activities:
Addition of partnership shares	234,507,181	68,407,109	385,408,106
Redemption of partnership shares	(309,002,975)	(347,349,672)	(241,298,147)
Net cash provided by (used in) financing activities	(74,495,794)	(278,942,563)	144,109,959

Net Increase (Decrease) in Cash and Cash Equivalents	9,145,636	(135,357,638)	261,734,818

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	209,980,620	345,338,258	83,603,440
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$219,126,256	$209,980,620	$345,338,258

Components of Cash and Cash Equivalents:
Cash and cash equivalents	$98,669,335	$152,783,233	$311,507,932
Equity in Trading Accounts:
Cash and cash equivalents	120,456,921	57,197,387	33,830,326
Total Cash, Cash Equivalents and Equity in Trading Accounts	$219,126,256	$209,980,620	$345,338,258

*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to financial statements

United States Brent Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2022, 2021 2020

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

As of December 31, 2022, BNO held 2,698 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of December 31, 2022, BNO had registered a total of 250,000,000 shares. BNO registered an additional 50,000,000 shares on April 20, 2020, and 150,000,000 shares on June 11, 2020. Commencing with the registration statement that went effective on January 27, 2023, BNO has an unlimited number of shares registered and available for sale.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2022.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2022.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2022, 2021 and 2020, BNO incurred $157,620, $259,150 and $234,290, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the other Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2022 totaled $82,611 for BNO and, in the aggregate for BNO and the other Related Public Funds, $1,258,000. For the year ended December 31, 2021, these fees and expenses were $1,081,963 for BNO and the other Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2021 was $74,951. For the year ended December 31, 2020, these fees and expenses were $585,896 for BNO and the other Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2020 was $28,104.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $239,277 for the year ending December 31, 2022. For the years ending December 31, 2021, and 2020 USL’s investor reporting costs totaled $399,680 and $221,582 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees and Expense Waivers

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 - Contracts and Agreements below. USCF previously paid certain expenses typically borne by BNO on a discretionary basis, where expenses exceed 0.15% (15 basis points) of BNO’s NAV, on an annualized basis. USCF terminated such expense waiver as of April 30, 2021. For the years ended December 31, 2022, 2021 and 2020 USCF waived $0, $202,151 and $660,603, respectively, of BNO’s expenses. This voluntary expense waiver was in addition to those amounts USCF is contractually obligated to pay as described in Note 4 - Contracts and Agreements and terminated on April 30, 2021.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

BNO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for BNO as outlined in the agreement. The fee of the Marketing Agent through December 31, 2022, which is borne by USCF, is equal to 0.06% on BNO’s assets up to $3 billion and 0.04% on BNO’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of BNO’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of BNO’s offering.

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

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013.  BNO has engaged each of Marex North America, LLC, formerly, RCG Division of Marex Spectron (“MNA”), E D & F Man Capital Markets Inc. (“MCM”) and Macquarie Futures USA LLC (“MFUSA”) to serve as additional FCMs to BNO effective on May 28, 2020, June 5, 2020, and December 3, 2020, respectively. The agreements with BNO’s FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude-Oil Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Total commissions accrued to brokers	$181,930	$277,795	$548,601
Total commissions as annualized percentage of average total net assets	0.07%	0.09%	0.19%
Commissions accrued as a result of rebalancing	$168,656	$262,518	$527,095
Percentage of commissions accrued as a result of rebalancing	92.70%	94.50%	96.08%
Commissions accrued as a result of creation and redemption activity	$13,274	$15,277	$21,506
Percentage of commissions accrued as a result of creation and redemption activity	7.30%	5.50%	3.92%

The decrease in total commissions accrued to brokers for the year ended December 31, 2022, compared to the year ended December 31, 2021, was due primarily to a lower number of Brent crude oil futures contracts being held and traded.

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

All of the futures contracts held by BNO through December 31, 2022 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2022 and December 31, 2021, BNO held investments in money market funds in the amounts of $97,035,000 and $145,447,000, respectively. BNO also holds cash deposits with its custodian. As of December 31, 2022 and December 31, 2021, BNO held cash deposits and investments in Treasuries in the amounts of $122,091,256 and $64,533,620 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2022, 2021 and 2020 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2022	2021	2020
Per Share Operating Performance:
Net asset value, beginning of year	$20.87	$12.91	$20.91
Total income (loss)	7.68	8.14	(7.90)
Total expenses	(0.29)	(0.18)	(0.10)
Net increase (decrease) in net asset value	7.39	7.96	(8.00)
Net asset value, end of year	$28.26	$20.87	$12.91

Total Return	35.41%	61.66%	(38.26)%

Ratios to Average Net Assets
Total income (loss)	32.32%	53.29%	42.40%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	0.25%	0.34%	0.38%
Expense waived	—%	(0.07)%	(0.23)%
Net expense excluding management fees	0.25%	0.27%	0.15%
Net income (loss)	31.32%	52.26%	41.50%

Total returns are calculated based on the change in value during the period. An individual shareholder’s total return and ratio may vary from the above total returns and ratios based on the timing of contributions to and withdrawals from BNO.

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2022 and 2021.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2022	2022	2022	2022
Total Income (Loss)	$90,601,437	$29,160,307	$(38,716,682)	$4,170,945
Total Expenses	707,115	820,023	558,505	559,605
Net Income (Loss)	$89,894,322	$28,340,284	$(39,275,187)	$3,611,340
Net Income (Loss) per Share	$8.97	$2.84	$(5.44)	$1.02

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2021	2021	2021	2021
Total Income (Loss)	$77,412,046	$63,817,914	$17,515,210	$1,794,774
Total Expenses	935,872	915,484	749,431	682,338
Expense Waivers	(139,105)	(63,046)	—	—
Net Expenses	796,767	852,438	749,431	682,338
Net Income (Loss)	$76,615,279	$62,965,476	$16,765,779	$1,112,436
Net Income (Loss) per Share	$2.93	$3.40	$1.42	$0.21

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

The following table summarizes the valuation of BNO’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$97,035,000	$97,035,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	15,246,200	15,246,200	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2021 using the fair value hierarchy:

At December 31, 2021	Total	Level I	Level II	Level III
Short-Term Investments	$145,447,000	$145,447,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	12,482,340	12,482,340	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

Derivatives not Accounted		Fair Value	Fair Value
for as Hedging	Statements of Financial	at December 31,	at December 31,
Instruments	Condition Location	2022	2021
Futures - Commodity Contracts	Assets	$15,246,200	$12,482,340

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2022		December 31, 2021		December 31, 2020
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed positions	$79,019,530		$150,117,880		$119,917,640

	Change in unrealized gain (loss) on open positions		$2,763,860		$10,285,810		$1,034,920

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. BNO has no executive officers. Pursuant to the terms of the LP Agreement, BNO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
Nicholas D. Gerber	60	Management Director, Vice President
Andrew F Ngim	62	Chief Operating Officer, Management Director and Portfolio Manager
Robert L. Nguyen	63	Management Director
John P. Love	51	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	59	Chief Financial Officer, Secretary and Treasurer
Daphne Frydman	48	Director of Compliance
Ray W. Allen	66	Portfolio Manager
Kevin A. Baum	52	Chief Investment Officer
Gordon L. Ellis	76	Independent Director
Malcolm R. Fobes III	58	Independent Director
Peter M. Robinson	65	Independent Director

Ray W. Allen, 66, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, and (4) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019, and (5) the USCF Commodity Strategy Fund, a series of USCF Mutual Funds Trust, from October 2017 to March 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 52, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also serves as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, a branch manager since January 2017, and a swap associated person since November 2020. He also is an associated person and branch manager of USCF Advisers as of February 2017, and, as of June 2021, a swap associated person. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 registration.

Stuart P. Crumbaugh, 59, Chief Financial Officer, Secretary and Treasurer of USCF since May 2015 and also the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc., formerly Wainwright Holdings, Inc. (“USCF Investments”) since December 2017. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015 and (2) USCF Mutual Funds Trust since October 2016. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. From December 2012 through December 2013, Mr. Crumbaugh was Vice President, Corporate Controller and Treasurer of Auction.com, LLC, a residential and commercial real estate online auction company. From March 2011 through September 2012, Mr. Crumbaugh was Chief Financial Officer of IP Infusion Inc., a technology company providing network routing and switching software enabling software-defined networking solutions for major mobile carriers and network infrastructure providers. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 48, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is registered as a principal of USCF as of June 1, 2022. Ms. Frydman earned her JD from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

Nicholas D. Gerber, 60, Management Director since June 2005. Mr. Gerber served as President and Chief Executive Officer of USCF from June 2005 through May 2015, Vice President from May 2015 to January 2023, and Chairman of the Board of Directors of USCF from June 2005 through October 2019. Mr. Gerber co-founded USCF in 2005 and prior to that, he co-founded Ameristock Corporation in March 1995, a California-based investment adviser registered under the Investment Advisers Act of 1940 from March 1995 until January 2013. Since January 2015, Mr. Gerber also has served as the Chief Executive Officer, President, and Chairman of the Board of Directors of Marygold, which is a company publicly traded under the ticker symbol “MGLD.” Marygold is the sole shareholder of USCF Investments. He is also the CEO and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Mr. Gerber serves as CEO of a newly formed Marygold subsidiary, Marygold & Co. (UK) Limited in London, England, since August 2021. Mr. Gerber also is the President and a director of USCF Investments, Inc., a position he has held since March of 2004. From August 1995 to January 2013, Mr. Gerber served as Portfolio Manager of Ameristock Mutual Fund, Inc. In January 2013, the Ameristock Mutual Fund, Inc. merged with and into the Drexel Hamilton Centre American Equity Fund, a series of Drexel Hamilton Mutual Funds. Drexel Hamilton Mutual Funds is not affiliated with Ameristock Corporation, the Ameristock Mutual Fund, Inc. or USCF. Mr. Gerber also has served USCF Advisers on the Board of Managers from June 2013 to present, as the President from June 2013 through June 2015, and as Vice President from June 2015 to present. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, since February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as Chairman of the Boards of Trustees of USCF ETF Trust since 2014 and USCF Mutual Funds Trust since October 2016, respectively, (USCF ETF Trust and together with USCF Mutual Funds Trust are referred to as the “Trusts”) and each of the Trusts are investment companies registered under the Investment Company Act of 1940, as amended. In addition, Mr. Gerber served as the President and Chief Executive Officer of USCF ETF Trust from June 2014 until December 2015. Mr. Gerber has been a principal of USCF listed with the CFTC and NFA since November 2005, an NFA associate member and associated person of USCF since December 2005 and a Branch Manager of USCF since May 2009. Additionally, effective as of January 2017, he is a principal of USCF Advisers and, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Gerber earned an MBA degree in finance from the University of San Francisco, a B.A. from Skidmore College and holds an NFA Series 3 registration.

John P. Love, 51, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 15, 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love was the portfolio manager of USO from April 2006 until March 2010 and the portfolio manager for USL from December 2007 until March 2010. Mr. Love has been the portfolio manager of UNG since April 2007, and the portfolio manager of UGA, UHN, and UNL since March 2010. Mr. Love has served as on the Board of Managers of USCF Advisers since November 2016 and as its President since June 18, 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also acted as co-portfolio manager of the Stock Split Index Fund, a series of the USCF ETF Trust for the period from September 2014 to December 2015, when he was promoted to the position of President and Chief Executive Officer of the USCF ETF Trust. Since October 2016 to present, he also has served as the President and Chief Executive of the USCF Mutual Funds Trust. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 1, 2005 to April 16, 2009. Mr. Love has also been registered as a branch manager of USCF since March 2016. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person, swap associated person, and branch manager of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds an NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 62, co-founded USCF in 2005 and has served as a Management Director since May 2005 and, since August 15, 2016, has served as the Chief Operating Officer of USCF. Mr. Ngim has served as the portfolio manager for USCI and CPER since January 2013 and for the United States Agriculture Index Fund from January 2013 to September 2018. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also served as portfolio manager of (a) the following series of the USCF ETF Trust: (1) the Stock Split Index Fund from September 2014 to October 2017, (2) the USCF Restaurant Leaders Fund from November 2016 to October 2017, (3) USCF SummerHaven SHPEI Index Fund from December 2017 to October 2020, (4) USCF SummerHaven SHPEN Index Fund from December 2017 to April 2020, and (b) a series of USCF Mutual Funds Trust, the USCF Commodity Strategy Fund, from March 2017 to March 2019. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund from May 2018 to present, and (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present. Mr. Ngim serves as a Management Trustee of: (1) the USCF ETF Trust from August 2014 to the present and (2) the USCF Mutual Funds Trust from October 2016 to present. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 63, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments, from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Gordon L. Ellis, 76, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when

Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an MBA in international finance.

Malcolm R. Fobes III, 58, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 65, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an MBA from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, Daphne G. Frydman and USCF Investments, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Nicholas D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum and Daphne G. Frydman. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in BNO. Ray W. Allen and Andrew F Ngim make trading and investment decisions for, and execute trades on behalf of, BNO. In addition, Nicholas D. Gerber, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, Maya Lowry, and Ryan Katz are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

BNO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of BNO and other entities controlled by USCF. BNO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. BNO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of average daily total net assets. For 2022, BNO accrued aggregate management fees of $1,977,435.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2022, by the directors of USCF. BNO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2022 was $82,611.

Change in
Pension Value
	Fees				and
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
Nicholas D. Gerber	$—	NA	NA	NA	$—	$—	$—
John P. Love	$—	NA	NA	NA	$—	$—	$—
Andrew F Ngim	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$5,810	NA	NA	NA	$—	$—	$5,810
Gordon L. Ellis	$5,810	NA	NA	NA	$—	$—	$5,810
Malcolm R. Fobes III(1)	$6,972	NA	NA	NA	$—	$—	$6,972

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

Director Independence

In February 2022, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, BNO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to BNO by its independent auditors for the last two fiscal years are as follows:

	2022	2021
Audit fees	$45,000	$45,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$45,000	$45,000

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(4)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
3.3(5)	Fourth Amended and Restated Agreement of Limited Partnership.
4.1(11)	Description of Securities
10.1(6)	Form of Authorized Participant Agreement.
10.2(11)	Form of Custody Agreement with The Bank of New York Mellon.
10.3(11)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.4(11)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.5(3)	Marketing Agent Agreement.
10.6(2)	Amendment No. 3 to the Marketing Agent Agreement
10.7(7)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC Capital Markets LLC.
10.8(8)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.9(9)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.10(10)	Form of Customer Agreement with Macquarie Futures USA LLC.
23.1(12)	Consent of Independent Registered Public Accounting Firm.
31.1(12)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(12)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(12)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(12)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162015) filed on September 18, 2009.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 16, 2010.

(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(6)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-187501), filed on April 6, 2015.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 15, 2020.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(12)	Filed herewith.

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

Date: February 27, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Nicholas D. Gerber	Management Director	February 27, 2023
Nicholas D. Gerber

/s/ John P. Love	Management Director	February 27, 2023
John P. Love

/s/ Andrew F Ngim	Management Director	February 27, 2023
Andrew F Ngim

/s/ Robert L. Nguyen	Management Director	February 27, 2023
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 27, 2023
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 27, 2023
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 27, 2023
Malcolm R. Fobes III