Form 10-Q
period 2023-03-31
United States Brent Oil Fund, LP
filed 2023-05-08
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 7,600,000 outstanding shares as of May 1, 2023.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2023 (Unaudited) and December 31, 2022

	March 31, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $117,411,929 and $98,669,335, respectively) (Notes 2 and 5)	$117,411,929	$98,669,335
Equity in trading accounts:
Cash and cash equivalents (at cost $106,890,226 and $120,456,921, respectively)	106,890,226	120,456,921
Unrealized gain (loss) on open commodity futures contracts	16,195,760	15,246,200
Dividends receivable	463,813	383,389
Interest receivable	391,550	349,074
Prepaid insurance*	58,832	13,781
ETF transaction fees receivable	—	350

Total Assets	$241,412,110	$235,119,050

Liabilities and Partners’ Capital
Payable for shares redeemed	$—	$2,745,117
General Partner management fees payable (Note 3)	154,244	157,250
Professional fees payable	266,591	469,418
Directors’ fees payable*	4,885	4,956

Total Liabilities	425,720	3,376,741

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	240,986,390	231,742,309
Total Partners’ Capital	240,986,390	231,742,309

Total Liabilities and Partners’ Capital	$241,412,110	$235,119,050

Limited Partners’ shares outstanding	9,050,000	8,200,000
Net asset value per share	$26.63	$28.26
Market value per share	$26.58	$28.28
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2023

			Fair Value/
			Unrealized Gain
			(Loss) on Open
	Notional	Number of	Commodity	% of Partners’
	Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO June 2023 contracts, expiring April 2023*	$224,832,370	3,017	$16,195,760	6.72

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.73%#	117,385,000	$117,385,000	48.71
Total United States Money Market Funds		$117,385,000	48.71

#Reflects the 7-day yield at March 31, 2023.

*Collateral amounted to $106,890,226 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(16,818,680)	$111,404,050
Change in unrealized gain (loss) on open commodity futures contracts	949,560	(20,849,530)
Dividend income	1,199,750	29,303
Interest income*	1,148,036	13,414
ETF transaction fees	9,100	4,200
Total Income (Loss)	$(13,512,234)	$90,601,437

Expenses
General Partner management fees (Note 3)	$439,503	$498,603
Professional fees	12,082	77,265
Brokerage commissions	48,867	46,265
Directors’ fees and insurance	20,486	21,082
Registration fees	—	63,900
Total Expenses	$520,938	$707,115
Net Income (Loss)	$(14,033,172)	$89,894,322
Net Income (Loss) per limited partner share	$(1.63)	$8.97
Net Income (Loss) per weighted average limited partner share	$(1.60)	$8.81
Weighted average limited partner shares outstanding	8,771,111	10,205,000
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Balances at beginning of period	$231,742,309	$226,412,461
Addition of 2,450,000 and 900,000 partnership shares, respectively	65,674,288	28,848,021
Redemption of (1,600,000) and (2,400,000) partnership shares, respectively	(42,397,035)	(66,192,660)
Net income (loss)	(14,033,172)	89,894,322

Balances at end of period	$240,986,390	$278,962,144
*	General Partner’s shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2023 and 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$(14,033,172)	$89,894,322
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(949,560)	20,849,530
(Increase) decrease in related party receivable	—	4,500,000
(Increase) decrease in dividends receivable	(80,424)	(20,226)
(Increase) decrease in interest receivable	(42,476)	134
(Increase) decrease in prepaid insurance*	(45,051)	(45,714)
(Increase) decrease in ETF transaction fees receivable	350	(750)
Increase (decrease) payable due to custody	—	—
Increase (decrease) in General Partner management fees payable	(3,006)	55,509
Increase (decrease) in professional fees payable	(202,827)	(32,703)
Increase (decrease) in brokerage commissions payable	—	(1,658)
Increase (decrease) in directors’ fees payable*	(71)	28
Increase (decrease) in registration fees payable	—	63,900
Net cash provided by (used in) operating activities	(15,356,237)	115,262,372

Cash Flows from Financing Activities:
Addition of partnership shares	65,674,288	24,372,751
Redemption of partnership shares	(45,142,152)	(58,733,793)
Net cash provided by (used in) financing activities	20,532,136	(34,361,042)

Net Increase (Decrease) in Cash and Cash Equivalents	5,175,899	80,901,330

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	219,126,256	209,980,620
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$224,302,155	$290,881,950

Components of Cash, Cash Equivalents, and Equity in Trading Accounts
Cash and cash equivalents	$117,411,929	$213,840,463
Equity in Trading Accounts:
Cash and cash equivalents	106,890,226	77,041,487
Total Cash, Cash Equivalents and Equity in Trading Accounts	$224,302,155	$290,881,950
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2023

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

As of March 31, 2023, BNO held 3,017 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

BNO commenced investment operations on June 2, 2010 and has a fiscal year ending on December 31. USCF is responsible for the management of BNO. USCF is a member of the National Futures Association (the “NFA”) and became registered as a commodity pool operator with the Commodity Futures Trading Commission (the “CFTC”) effective December 1, 2005 and a swaps firm on August 8, 2013. USCF is also the general partner of the United States Oil Fund, LP (“USO”), the United States Natural Gas Fund, LP (“UNG”), the United States 12 Month Oil Fund, LP (“USL”), the United States Gasoline Fund, LP (“UGA”), and the United States 12 Month Natural Gas Fund, LP (“UNL”).

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of March 31, 2023, BNO had registered a total of 250,000,000 shares. On April 20, 2020, BNO had an unlimited number of shares registered for issuance. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued as creation baskets.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2023.

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

Partnership Capital and Allocation of Partnership Income and Losses

Profit or loss shall be allocated among the partners of BNO in proportion to the weighted-average number of shares each partner holds as of the close of each month. USCF may revise, alter or otherwise modify this method of allocation as described in the LP Agreement.

Calculation of Per Share NAV

BNO’s per share NAV is calculated on each NYSE Arca trading day by taking the current market value of its total assets, subtracting any liabilities and dividing that amount by the total number of shares outstanding. BNO uses the closing price for the contracts on the relevant exchange on that day to determine the value of contracts held on such exchange.

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2023 and 2022, BNO incurred $0 and $63,900 respectively, in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the other Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the other Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each other Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2023 are estimated to be a total of $82,000 for BNO and, in the aggregate for BNO and the other Related Public Funds, $1,210,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $250,000 for the year ending December 31, 2023. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

BNO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for BNO as outlined in the agreement. The fee of the Marketing Agent through March 31, 2023, which is borne by USCF, is equal to 0.06% on BNO’s assets up to $3 billion and 0.04% on BNO’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of BNO’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of BNO’s offering.

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

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Total commissions accrued to brokers	$48,867	$46,265
Total commissions as annualized percentage of average total net assets	0.08%	0.07%

The increase in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a higher number of Futures Contracts being held and traded.

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

All of the futures contracts held by BNO through March 31, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2023 and December 31, 2022, BNO held investments in money market funds in the amounts of $117,385,000 and $97,035,000, respectively. BNO also holds cash deposits with its custodian. As of March 31, 2023 and December 31, 2022, BNO held cash deposits and investments in Treasuries in the amounts of $106,917,155 and $122,091,256 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$28.26	$20.87
Total income (loss)	(1.57)	9.04
Total expenses	(0.06)	(0.07)
Net increase (decrease) in net asset value	(1.63)	8.97
Net asset value, end of period	$26.63	$29.84

Total Return	(5.77)%	42.98%

Ratios to Average Net Assets
Total income (loss)	(5.69)%	33.60%
Management fees#	0.75%	0.75%
Total expenses excluding management fees#	0.14%	0.31%
Expense waived#	—%	—%
Net expense excluding management fees#	0.14%	0.31%
Net income (loss)	(5.90)%	33.34%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at March 31, 2023 using the fair value hierarchy:

At March 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$117,385,000	$117,385,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	16,195,760	16,195,760	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$97,035,000	$97,035,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	15,246,200	15,246,200	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value	Fair Value
	Condition	at March 31,	at December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2023	2022
Futures - Commodity Contracts	Assets	$16,195,760	$15,246,200

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2023		March 31, 2022
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on
	closed positions	$(16,818,680)		$111,404,050

Change in unrealized
gain (loss) on open
	positions		$949,560		$(20,849,530)

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Form-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and movements in the commodities markets and indexes that track such movements, BNO’s operations, USCF’s plans and references to BNO’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this prospectus, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments.

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

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the other Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the other Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the other Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2023, BNO held 3,017 Brent Crude Oil Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2023, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2023, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

Federal Position Limits

Part 150 of the CFTC’s regulations (the “Position Limits Rule”) establishes federal position limits for 25 core referenced futures contracts (comprised of agricultural, energy and metals futures contracts), futures and options linked to the core referenced futures contracts, and swaps that are economically equivalent to the core referenced futures contracts that all market participants must comply with, with certain exemptions. Certain of the Benchmark Futures Contracts are subject to position limits under the Position Limits Rule, and BNO’s trading does not qualify for an exemption therefrom. Accordingly, the Position Limits Rule could inhibit BNO’s ability to invest in the relevant Benchmark Oil Futures Contracts and thereby could negatively impact the ability of BNO to meet its investment objective.

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

Infectious disease outbreaks like COVID-19 could negatively affect the valuation and performance of BNO’s investments.

An outbreak of infectious respiratory illness caused by a novel coronavirus known as COVID-19 was first detected in China in December 2019 and spread globally.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The spread of COVID-19 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain its spread. COVID-19 had a material adverse impact on the crude oil markets and oil futures markets to the extent economic activity and the use of crude oil continues to be curtailed, which in turn had a significant adverse effect on the prices of Natural Gas Futures Contracts, including the Benchmark Futures Contracts, and Other Natural Gas-Related Contracts.

Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to the such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward/downward trend during the three months ended March 31, 2023. The price of the Benchmark Futures Contract started the period at $85.91 per barrel. The high of the period was on January 23, 2023 when the price reached $88.16 per barrel. The low for the period was on March 17, 2023, which was $72.97 per barrel. The period ended with the Benchmark Futures Contract at $79.89 per barrel, a decrease of approximately (7.01)% over the period. BNO’s per share NAV began the period at $28.26 and ended the period at $26.63 on March 31, 2023, a decrease of approximately (5.77)% over the period. The Benchmark Futures Contract prices listed above began with the March 2023 contracts and ended with the June 2023 contracts. The decrease of approximately (7.01)% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the three months ended March 31, 2023, the Brent crude oil futures experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of March 31, 2023, BNO had issued 85,500,000 shares, 9,050,000 of which were outstanding. As of March 31, 2023, BNO had an unlimited number of shares registered for issuance.

As of March 31, 2023, BNO had the following Authorized Participants: Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Average daily total net assets	$237,657,243	$269,614,795
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,347,786	$42,717
Annualized yield based on average daily total net assets	4.01%	0.06%
Management fee	$439,503	$498,603
Total fees and other expenses excluding management fees	$81,435	$208,512
Fees and expenses related to the registration or offering of additional shares	$—	$63,900
Total commissions accrued to brokers	$48,867	$46,265
Total commissions as annualized percentage of average total net assets	0.08%	0.07%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the three months ended March 31, 2023, compared to the three months ended March 31, 2022. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a decrease in professional fees.

The increase in total commissions accrued to brokers for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was due primarily to a higher number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2023, the average daily change in the Benchmark Futures Contract was (0.165)%, while the average daily change in the per share NAV of BNO over the same time period was (0.152)%. The average daily difference was 0.013% (or 1.3 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2023, the average daily change in the Benchmark Futures Contract was 0.029%, while the average daily change in the per share NAV of BNO over the same time period was 0.027%. The average daily difference was (0.002)% (or (0.2) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first chart exhibits the daily changes in the last 30 valuation days ended March 31, 2023. The second chart measures monthly changes since March 31, 2018 through March 31, 2023.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

BNO Monthly Total Return vs Monthly Benchmark Futures Contract
(5 years ending March 31, 2023)*
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
-60.00%
Mar-18
Jun-18
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
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

For the three months ended March 31, 2023, the actual total return of BNO as measured by changes in its per share NAV was (5.77)%. This is based on an initial per share NAV of $28.26 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $26.63. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $26.42 as of March 31, 2023, for a total return over the relevant time period of (6.51)%. The difference between the actual per share NAV total return of BNO of (5.77)% and the expected total return based on the Benchmark Futures Contract of (6.51)% was a difference over the time period of 0.74%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2022, the actual total return of BNO as measured by changes in its per share NAV was 42.98%. This was based on an initial per share NAV of $20.87 as of December 31, 2021 and an ending per share NAV as of March 31, 2022 of $29.84. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $29.91 as of March 31, 2022, for a total return over the relevant time period of 43.32%. The difference between the actual per share NAV total return of BNO of 42.98% and the expected total return based on the Benchmark Futures Contract of 43.32% was a difference over the time period of (0.34)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2023. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may continue to be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is higher than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2023, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions and regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2013 and March 31, 2023. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia's unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020.  During the three months ended March 31, 2023, Brent crude oil futures were primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the three months ended March 31, 2023, the price of the front month Brent crude oil futures contract traded in a range between $72.97 to $88.19. Prices decreased from December 31, 2022 through March 31, 2023, finishing the quarter at $79.77.

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

During the first quarter of 2023, crude oil prices were volatile but relatively range bound, in contrast to the strong gains during the first quarter of 2022 when prices rose rapidly. During the first quarter of 2023, U.S. production rose to a peak of 12.3 mbd, the highest level since March of 2020, at the onset of the COVID-19 pandemic. Meanwhile, OPEC production peaked at 29.24 mbd, down slightly from the peak in 2022. Demand for crude oil has slowly increased since the onset of the pandemic in 2020, most recently due to China's “reopening.” Simultaneously, the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels. Bearish factors have weighed on crude oil prices during the first quarter of 2023, including a decline in overall inflation and concerns about global economic growth. The ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the war in Ukraine, and other geopolitical tensions, are factors that could contribute to future increases in crude oil prices. Between competing bullish and bearish factors, crude oil prices could stay range bound or could exhibit significant movement up or down over the next few quarters.

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

For the ten-year time period between March 31, 2013 and March 31, 2023, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities		Unleaded
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil (WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.892	0.996	0.645	0.685	0.642	0.725
US Gov’t Bonds (BEUSG4 Index)		1.000	0.895	0.517	0.532	0.559	0.585
Global Equities (FTSE World Index)			1.000	0.663	0.700	0.659	0.742
Crude Oil (WTI)				1.000	0.840	0.833	0.937
Unleaded Gasoline					1.000	0.778	0.885
Heating Oil						1.000	0.876
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.987	0.999	0.958	0.914	0.850	0.954
US Gov’t Bonds (BEUSG4 Index)		1.000	0.988	0.967	0.920	0.860	0.964
Global Equities (FTSE World Index)			1.000	0.959	0.912	0.847	0.954
Crude Oil				1.000	0.971	0.914	0.997
Unleaded Gasoline					1.000	0.873	0.973
Heating Oil						1.000	0.895
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2023, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2023, BNO did not use other assets to pay expenses. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2023, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of March 31, 2023, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $224,302,155 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2023, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

As of March 31, 2023, BNO’s portfolio held 3,017 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of March 31, 2023, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

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

During the three month reporting period ended March 31, 2023, BNO limited its OTC activities to EFRP transactions.

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

The Optimum Strategies Action asserts claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purports to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks damages, interest, costs, attorney’s fees, and equitable relief.

USCF and USO intend to vigorously contest such claims and moved for their dismissal. On March 15, 2023, the Court issued a decision granting defendants’ motion to dismiss, with prejudice as to the 1934 Act claims and without prejudice as to the CUSA claim.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed on February 27, 2023 (the “Form 10-K”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 32 baskets (comprising 1,600,000 shares) during the first quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/23 to 1/31/23	600,000	$27.29
2/1/23 to 2/28/23	150,000	27.17
3/1/23 to 3/31/23	850,000	25.82
Total	1,600,000

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

Date: May 8, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 8, 2023