Form 10-Q
period 2023-09-30
United States Brent Oil Fund, LP
filed 2023-11-07
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2023.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 5,150,000 outstanding shares as of October 30, 2023.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At September 30, 2023 (Unaudited) and December 31, 2022

	September 30, 2023	December 31, 2022
Assets
Cash and cash equivalents (at cost $118,327,963 and $98,669,335, respectively) (Notes 2 and 5)	$118,327,963	$98,669,335
Equity in trading accounts:
Cash and cash equivalents (at cost $52,490,463 and $120,456,921, respectively)	52,490,463	120,456,921
Unrealized gain (loss) on open commodity futures contracts	(1,388,400)	15,246,200
Dividends receivable	507,700	383,389
Interest receivable	205,289	349,074
Prepaid insurance*	27,415	13,781
ETF transaction fees receivable	—	350

Total Assets	$170,170,430	$235,119,050

Liabilities and Partners’ Capital
Payable for shares redeemed	$—	$2,745,117
General Partner management fees payable (Note 3)	105,321	157,250
Professional fees payable	135,424	469,418
Brokerage commissions payable	163	—
Directors’ fees payable*	3,510	4,956

Total Liabilities	244,418	3,376,741

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	169,926,012	231,742,309
Total Partners’ Capital	169,926,012	231,742,309

Total Liabilities and Partners’ Capital	$170,170,430	$235,119,050

Limited Partners’ shares outstanding	5,300,000	8,200,000
Net asset value per share	$32.06	$28.26
Market value per share	$32.07	$28.28
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At September 30, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Futures CO December 2023 contracts, expiring October 2023*	$171,405,200	1,844	$(1,388,400)	(0.82)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	118,035,000	$118,035,000	69.46
Total United States Money Market Funds		$118,035,000	69.46

#Reflects the 7-day yield at September 30, 2023.

*Collateral amounted to $52,490,463 on open commodity futures contracts.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$36,885,900	$(34,717,960)	$30,089,110	$102,557,650
Change in unrealized gain (loss) on open commodity futures contracts	(100,100)	(5,078,650)	(16,634,600)	(22,983,890)
Dividend income	1,515,886	428,835	3,655,191	727,283
Interest income*	619,977	645,493	3,047,970	723,719
ETF transaction fees	5,950	5,600	22,750	20,300
Total Income (Loss)	$38,927,613	$(38,716,682)	$20,180,421	$81,045,062

Expenses
General Partner management fees (Note 3)	$319,963	$419,207	$1,126,903	$1,502,587
Professional fees	36,566	49,311	61,329	227,965
Brokerage commissions	29,599	38,485	117,619	133,526
Directors’ fees and insurance	19,789	20,118	59,994	61,671
License fees	—	2,274	—	2,274
Registration fees	—	29,110	—	157,620
Total Expenses	$405,917	$558,505	$1,365,845	$2,085,643
Net Income (Loss)	$38,521,696	$(39,275,187)	$18,814,576	$78,959,419
Net Income (Loss) per limited partner share	$6.57	$(5.44)	$3.80	$6.37
Net Income (Loss) per weighted average limited partner share	$6.62	$(5.37)	$2.56	$8.70
Weighted average limited partner shares outstanding	5,820,109	7,308,696	7,338,828	9,078,205
*	Interest income does not exceed paid in kind of 5%.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2023 and 2022

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Balances at beginning of period	$166,966,097	$269,572,924	$231,742,309	$226,412,461
Addition of 200,000, 950,000, 3,050,000 and 5,500,000 partnership shares, respectively	6,127,323	27,539,556	81,754,114	168,447,678
Redemption of (1,450,000), (1,900,000), (5,950,000) and (9,050,000) partnership shares, respectively	(41,689,104)	(58,972,353)	(162,384,987)	(274,954,618)
Net income (loss)	38,521,696	(39,275,187)	18,814,576	78,959,419

Balances at end of period	$169,926,012	$198,864,940	$169,926,012	$198,864,940

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2023 and 2022

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash Flows from Operating Activities:
Net income (loss)	$18,814,576	$78,959,419
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	16,634,600	22,983,890
(Increase) decrease in related party receivable	—	4,500,000
(Increase) decrease in dividends receivable	(124,311)	(140,569)
(Increase) decrease in interest receivable	143,785	(181,939)
(Increase) decrease in investment securities sold	—	—
(Increase) decrease in prepaid other	—	(4,101)
(Increase) decrease in prepaid insurance*	(13,634)	(14,551)
(Increase) decrease in ETF transaction fees receivable	350	—
Increase (decrease) payable due to custody	—	—
Increase (decrease) in General Partner management fees payable	(51,929)	(20,372)
Increase (decrease) in professional fees payable	(333,994)	278,106
Increase (decrease) in brokerage commissions payable	163	(11,247)
Increase (decrease) in directors’ fees payable*	(1,446)	(111)
Increase (decrease) in registration fees payable	—	(164,568)
Net cash provided by (used in) operating activities	35,068,160	106,183,957

Cash Flows from Financing Activities:
Addition of partnership shares	81,754,114	168,447,678
Redemption of partnership shares	(165,130,104)	(274,954,618)
Net cash provided by (used in) financing activities	(83,375,990)	(106,506,940)

Net Increase (Decrease) in Cash and Cash Equivalents	(48,307,830)	(322,983)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	219,126,256	209,980,620
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$170,818,426	$209,657,637

Components of Cash, Cash Equivalents and Equity in Trading Accounts
Cash and cash equivalents	$118,327,963	$74,896,084
Equity in Trading Accounts:
Cash and cash equivalents	52,490,463	134,761,553
Total Cash, Cash Equivalents and Equity in Trading Accounts	$170,818,426	$209,657,637
*	Certain prior year amounts have been reclassified for consistency with the current presentation.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended September 30, 2023

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

As of September 30, 2023, BNO held 1,844 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S-1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its’ initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. As of September 30, 2023, BNO had registered an unlimited number of shares and available for issuance. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2023.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2023.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2023 and 2022, BNO incurred $0 and $157,620 respectively, in registration fees and other offering expenses.

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

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $120,000 for the year ending December 31, 2023. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

BNO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for BNO as outlined in the agreement. The fee of the Marketing Agent through September 30, 2023, which is borne by USCF, is equal to 0.06% on BNO’s assets up to $3 billion and 0.04% on BNO’s assets in excess of $3 billion. The agreement with the Marketing Agent has been amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of BNO’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed 10% of the gross proceeds of BNO’s offering.

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

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013. BNO has engaged each of Marex North America, LLC, formerly, RCG Division of Marex Spectron (“MNA”), E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”) and ADM Investor Services, Inc. to serve as additional FCMs to BNO effective on May 28, 2020, June 5, 2020, December 3, 2020 and August 8, 2023, respectively. The agreements with BNO’s FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil-Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Total commissions accrued to brokers	$117,619	$133,526
Total commissions as annualized percentage of average total net assets	0.08%	0.07%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a lower number of Futures Contracts being held and traded.

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

Significant market volatility has recently occurred in the Brent crude oil markets and the Brent crude oil futures markets. Such volatility is attributable in part to the COVID-19 pandemic, related supply chain disruptions, war, including the Russia-Ukraine war, political unrest, attacks or threats of attack by terrorists, conflicts in the Middle East, and continuing disputes among oil-producing countries. These and other events could cause continuing or increased volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO and the impact of which could limit BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Crude Oil-Related Investments.

All of the futures contracts held by BNO through September 30, 2023 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2023 and December 31, 2022, BNO held investments in money market funds in the amounts of $118,035,000 and $97,035,000, respectively. BNO also holds cash deposits with its custodian. As of September 30, 2023 and December 31, 2022, BNO held cash deposits and investments in Treasuries in the amounts of $52,783,426 and $122,091,256 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2023 and 2022 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$25.49	$32.68	$28.26	$20.87
Total income (loss)	6.64	(5.36)	3.99	6.60
Total expenses	(0.07)	(0.08)	(0.19)	(0.23)
Net increase (decrease) in net asset value	6.57	(5.44)	3.80	6.37
Net asset value, end of period	$32.06	$27.24	$32.06	$27.24

Total Return	25.77%	(16.65)%	13.45%	30.52%

Ratios to Average Net Assets
Total income (loss)	23.00%	(17.46)%	10.05%	30.26%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	0.20%	0.25%	0.16%	0.29%
Net income (loss)	22.76%	(17.71)%	9.37%	29.48%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at September 30, 2023 using the fair value hierarchy:

At September 30, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$118,035,000	$118,035,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,388,400)	(1,388,400)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2022 using the fair value hierarchy:

At December 31, 2022	Total	Level I	Level II	Level III
Short-Term Investments	$97,035,000	$97,035,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	15,246,200	15,246,200	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2023	2022
Futures - Commodity Contracts	Assets	$(1,388,400)	$15,246,200

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2023		September 30, 2022
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on
	closed positions	$30,089,110		$102,557,650

Change in unrealized
gain (loss) on open
	positions		$(16,634,600)		$(22,983,890)

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

The accountability levels for the Brent crude oil futures contract traded on NYMEX and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor BNO’s and the Related Public Funds’ exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of September 30, 2023, BNO held 1,844 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the nine months ended September 30, 2023, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the nine months ended September 30, 2023, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Infectious disease outbreaks like COVID-19 may arise in the future and could adversely affect individual issuers and capital markets in ways that cannot necessarily be foreseen. In addition, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to such an outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven upward/downward trend during the nine months ended September 30, 2023. The price of the Benchmark Futures Contract started the period at $85.91 per barrel. The high of the period was on September 27, 2023 when the price reached $94.36 per barrel. The low for the period was on June 12, 2023, which was $71.84 per barrel. The period ended with the Benchmark Futures Contract at $92.20 per barrel, an increase of approximately 7.32% over the period. BNO’s per share NAV began the period at $28.26 and ended the period at $32.06  on September 30, 2023, an increase of approximately 13.45% over the period. The Benchmark Futures Contract prices listed above began with the March 2023 contracts and ended with the December 2023 contracts. The increase of approximately 7.32% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the nine months ended September 30, 2023, the Brent crude oil futures was primarily in a state of backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

As of September 30, 2023, BNO had issued 86,100,000 shares, 5,300,000 of which were outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by BNO than are outstanding due to the redemption of shares.

As of September 30, 2023, BNO had the following Authorized Participants: ABN AMRO Clearing USA LLC, Citadel Securities LLC, Credit Suisse Securities USA LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co., RBC Capital Markets LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Average daily total net assets	$200,888,775	$267,860,429
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$6,703,161	$1,451,002
Annualized yield based on average daily total net assets	4.46%	0.72%
Management fee	$1,126,903	$1,502,587
Total fees and other expenses excluding management fees	$238,942	$583,056
Fees and expenses related to the registration or offering of additional shares	$—	$157,620
Total commissions accrued to brokers	$117,619	$133,526
Total commissions as annualized percentage of average total net assets	0.08%	0.07%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio will be lower.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a decrease in professional fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2023	2022
Average daily total net assets	$169,256,205	$221,754,330
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,135,863	$1,074,328
Annualized yield based on average daily total net assets	5.01%	1.92%
Management fee	$319,963	$419,207
Total fees and other expenses excluding management fees	$85,954	$139,298
Expenses after the allowance of the expense waiver	$405,917	$558,505
Fees and expenses related to the registration or offering of additional shares	$—	$29,110
Total commissions accrued to brokers	$29,599	$38,485
Total commissions as annualized percentage of average total net assets	0.07%	0.07%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the three months ended September 30, 2023, compared to the three months ended September 30, 2022. To the degree that the aggregate yield is higher, the net expense ratio will be lower.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to a decrease in  professional fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2023, the average daily change in the Benchmark Futures Contract was 0.366%, while the average daily change in the per share NAV of BNO over the same time period was 0.383%. The average daily difference was 0.017% (or 1.7 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to September 30, 2023, the average daily change in the Benchmark Futures Contract was 0.034%, while the average daily change in the per share NAV of BNO over the same time period was 0.033%. The average daily difference was (0.001)% (or (0.1) basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended September 30, 2023, the last trading day in September. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended September 30, 2023.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

BNO Monthly Total Return vs Monthly Benchmark Futures Contract
(5 years ending Septmeber 30, 2023)*
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
-60.00%
Sep-18
Dec-18
Mar-19
Jun-19
Sep-19
Dec-19
Mar-20
Jun-20
Sep-20
Dec-20
Mar-21
Jun-21
Sep-21
Dec-21
Mar-22
Jun-22
Sep-22
Dec-22
Mar-23
Jun-23
Sep-23
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

For the nine months ended September 30, 2023, the actual total return of BNO as measured by changes in its per share NAV was 13.45%. This is based on an initial per share NAV of $28.26 as of December 31, 2022 and an ending per share NAV as of September 30, 2023 of $32.06. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $31.20 as of September 30, 2023, for a total return over the relevant time period of 10.40%. The difference between the actual per share NAV total return of BNO of 13.45% and the expected total return based on the Benchmark Futures Contract of 10.40% was a difference over the time period of 3.05%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2022, the actual total return of BNO as measured by changes in its per share NAV was 30.52%. This was based on an initial per share NAV of $20.87 as of December 31, 2021 and an ending per share NAV as of September 30, 2022 of $27.24. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $27.29 as of September 30, 2022, for a total return over the relevant time period of 30.76%. The difference between the actual per share NAV total return of BNO of 30.52% and the expected total return based on the Benchmark Futures Contract of 30.76% was a difference over the time period of (0.24)%, which is to say that BNO’s actual total return underperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are currently three factors that have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than that of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2023, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the closing settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2023. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to rise over the near future from historical lows. It is anticipated that fees and expenses paid by BNO may continue to be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2023, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions and regulatory limits, BNO may invest in Other Crude Oil-Related Investments which may have the effect of increasing transaction related expenses and may result in increased tracking error.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2013 and September 30, 2023. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as oil futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the nine months ended September 30, 2023, Brent crude oil futures were primarily in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the nine months ended September 30, 2023, the price of the front month Brent crude oil futures contract traded in a range between $71.84 to $96.55. Brent crude prices increased 10.94% from December 31, 2022 through September 30, 2023 to finish the quarter at $95.31.

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

Bullish fundamentals for crude oil were already in place when Russia invaded Ukraine in February of 2022, causing the United States and other countries and certain international organizations to impose broad-ranging economic sanctions on Russia and certain Russian individuals, banking entities, and corporations as a response. The Russia-Ukraine war, sanctions, and the corresponding disruption in the supply of Russian oil, have resulted in significant volatility in the oil markets, particularly in early March when Brent crude oil briefly rose to over $127.98 per barrel on March 8, 2022, then fell back to $98.02 per barrel on March 16, 2022, before rising and the falling again to end the first quarter of 2022 at $107.91 per barrel. A bullish trend for crude oil emerged from mid-April through early June 2022 when Brent crude oil again topped $120 per barrel before, once again, giving up gains to end the quarter at $85.91.

During the first nine months of 2023, crude oil prices were volatile through April then settled into a narrower range during May and June.  During the third quarter of 2023, crude oil prices rose significantly, primarily due to 1.3 million barrel per day (“mbd”) voluntary supply cuts announced by Saudi Arabia and Russia. U.S. production rose to a peak of 12.9 mbd, the highest level since March of 2020, at the onset of the COVID-19 pandemic. Meanwhile, OPEC production declined 27.97 mbd. According to the Energy Information Administration, global crude oil demand has exceeded supply since May 2023. As of September 30, 2023, demand was 101.63 mbd and supply was 101.34 mbd. Demand for crude oil has slowly increased since the onset of the pandemic in 2020. Simultaneously, the U.S., Russia, and OPEC have still not returned to pre-pandemic production levels, although U.S. production surged over the last three months and is approaching pre-COVID highs. The ongoing demand recovery for crude oil during a time when supply is lower could lead to higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, attacks or threats of attack by terrorists, and consistent strategy from OPEC that has been supportive of crude oil prices are other factors that could contribute to future increases in crude oil prices. Assuming these factors persist, USCF believes crude oil is more likely to stay elevated and potentially rise for the foreseeable future.

The Russia-Ukraine war and Middle East conflict have the potential to create further supply disruptions and sanctions, which could lead to further volatility. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Conversely, crude oil prices may be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

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

For the ten-year time period between September 30, 2013 and September 30, 2023, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large Cap US	US Gov’t Bonds	Global Equities		Unleaded
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil (WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.032	0.977	0.367	0.477	0.220	0.435
US Gov't Bonds (BEUSG4 Index)		1.000	0.035	(0.264)	(0.209)	(0.408)	(0.315)
Global Equities (FTSE World Index)			1.000	0.424	0.528	0.271	0.495
Crude Oil (WTI)				1.000	0.750	0.741	0.909
Unleaded Gasoline					1.000	0.642	0.808
Heating Oil						1.000	0.790
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

	Large Cap US	US Gov’t Bonds	Global Equities
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.654	0.981	0.304	0.467	0.259	0.154
US Gov't Bonds (BEUSG4 Index)		1.000	0.718	(0.047)	0.161	(0.273)	(0.247)
Global Equities (FTSE World Index)			1.000	0.303	0.396	0.191	0.144
Crude Oil				1.000	0.416	0.813	0.971
Unleaded Gasoline					1.000	0.630	0.380
Heating Oil						1.000	0.847
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the nine months ended September 30, 2023, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2023, BNO did not use other assets to pay expenses. To the extent expenses exceed income, BNO’s NAV will be negatively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2023, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of September 30, 2023, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $170,818,426 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2023, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

As of September 30, 2023, BNO’s portfolio consisted of 1,844 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of September 30, 2023, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com.

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

During the nine month reporting period ended September 30, 2023, BNO limited its OTC activities to EFRP transactions.

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

Optimum Strategies Action

On April 6, 2022, USO and USCF were named as defendants in an action filed by Optimum Strategies Fund I, LP, a purported investor in call option contracts on USO (the “Optimum Strategies Action”). The action was in the U.S. District Court for the District of Connecticut at Civil Action No. 3:22-cv-00511.

The Optimum Strategies Action asserted claims under the Securities Exchange Act of 1934, as amended (the “1934 Act”), Rule 10b-5 thereunder, and the Connecticut Uniform Securities Act (“CUSA”). It purported to challenge statements in registration statements that became effective in February 2020, March 2020, and on April 20, 2020, as well as public statements between February 2020 and May 2020, in connection with certain extraordinary market conditions and the attendant risks that caused the demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint was seeking damages, interest, costs, attorney’s fees, and equitable relief.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 29 baskets (comprising 1,450,000 shares) during the third quarter of the year ending December 31, 2023. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2023:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/23 to 7/31/23	600,000	$27.00
8/1/23 to 8/31/23	500,000	$29.04
9/1/23 to 9/30/23	350,000	$31.35
Total	1,450,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2023.

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

Date: November 7, 2023

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2023