Form 10-Q
period 2024-03-31
United States Brent Oil Fund, LP
filed 2024-05-09
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 4,150,000 outstanding shares as of May 3, 2024.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At March 31, 2024 (Unaudited) and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $93,380,409 and $78,711,966, respectively) (Notes 2 and 5)	$93,380,409	$78,711,966
Equity in trading accounts:
Cash and cash equivalents (at cost $38,270,101 and $52,224,445, respectively)	38,270,101	52,224,445
Unrealized gain (loss) on open commodity futures contracts	2,169,640	(1,181,530)
Dividends receivable	253,301	368,631
Interest receivable	313,567	219,592
Prepaid insurance	27,070	10,579

Total Assets	$134,414,088	$130,353,683

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	83,354	88,365
Professional fees payable	108,988	179,686
Brokerage commissions payable	163	163
Directors’ fees payable	3,137	3,092

Total Liabilities	195,642	271,306

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	134,218,446	130,082,377
Total Partners’ Capital	134,218,446	130,082,377

Total Liabilities and Partners’ Capital	$134,414,088	$130,353,683

Limited Partners’ shares outstanding	4,200,000	4,750,000
Net asset value per share	$31.96	$27.39
Market value per share	$31.91	$27.31

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At March 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO June 2024 contracts, expiring April 2024*	$131,984,360	1,542	$2,169,640	1.62

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	55,785,000	$55,785,000	41.56
Total United States Money Market Funds		$55,785,000	41.56

#Reflects the 7-day yield at March 31, 2024.

*Collateral amounted to $38,270,101 on open commodity futures contracts.

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

#Reflects the 7-day yield at December 31, 2023.

*Collateral amounted to $52,224,445 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$15,598,410	$(16,818,680)
Change in unrealized gain (loss) on open commodity futures contracts	3,351,170	949,560
Dividend income	891,698	1,199,750
Interest income	768,475	1,148,036
ETF transaction fees	3,500	9,100
Total Income (Loss)	$20,613,253	$(13,512,234)

Expenses
General Partner management fees (Note 3)	$247,939	$439,503
Professional fees	110,156	12,082
Brokerage commissions	23,399	48,867
Directors’ fees and insurance	14,883	20,486
Total Expenses	$396,377	$520,938
Net Income (Loss)	$20,216,876	$(14,033,172)
Net Income (Loss) per limited partner share	$4.57	$(1.63)
Net Income (Loss) per weighted average limited partner share	$4.46	$(1.60)
Weighted average limited partner shares outstanding	4,529,121	8,771,111

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Balances at beginning of period	$130,082,377	$231,742,309
Addition of 300,000 and 2,450,000 partnership shares, respectively	8,311,953	65,674,288
Redemption of (850,000) and (1,600,000) partnership shares, respectively	(24,392,760)	(42,397,035)
Net income (loss)	20,216,876	(14,033,172)

Balances at end of period	$134,218,446	$240,986,390

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024 and 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash Flows from Operating Activities:
Net income (loss)	$20,216,876	$(14,033,172)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(3,351,170)	(949,560)
(Increase) decrease in dividends receivable	115,330	(80,424)
(Increase) decrease in interest receivable	(93,975)	(42,476)
(Increase) decrease in prepaid insurance	(16,491)	(45,051)
(Increase) decrease in ETF transaction fees receivable	—	350
Increase (decrease) in General Partner management fees payable	(5,011)	(3,006)
Increase (decrease) in professional fees payable	(70,698)	(202,827)
Increase (decrease) in directors’ fees payable	45	(71)
Net cash provided by (used in) operating activities	16,794,906	(15,356,237)

Cash Flows from Financing Activities:
Addition of partnership shares	8,311,953	65,674,288
Redemption of partnership shares	(24,392,760)	(45,142,152)
Net cash provided by (used in) financing activities	(16,080,807)	20,532,136

Net Increase (Decrease) in Cash and Cash Equivalents	714,099	5,175,899

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	130,936,411	219,126,256
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$131,650,510	$224,302,155

Components of Cash, Cash Equivalents, and Equity in Trading Account:
Cash and cash equivalents	$93,380,409	$117,411,929
Equity in Trading Accounts:
Cash and cash equivalents	38,270,101	106,890,226
Total Cash, Cash Equivalents and Equity in Trading Accounts	$131,650,510	$224,302,155

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended March 31, 2024

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

The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share net asset value (“NAV”) to reflect the daily changes in percentage terms of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil called the “Benchmark Futures Contract”, plus interest earned on BNO’s collateral holdings, less BNO’s expenses. The Benchmark Futures Contract is the futures contract on Brent crude oil as traded on the ICE Futures Europe Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contract over the same period. As a result, investors should be aware that BNO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contract, provided that the average daily percentage change in BNO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

BNO seeks to achieve its investment objective by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), the ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include, but are not limited to, those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as “Crude Oil Interests” in the notes to the financial statements.

USCF believes that market arbitrage opportunities will cause daily changes in BNO’s share price on the NYSE Arca on a percentage basis to closely track the daily changes in BNO’s per share NAV on a percentage basis. USCF further believes that the daily changes in the price of the Benchmark Futures Contract have historically tracked the daily changes in the spot price of Brent crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of BNO’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of Brent crude oil on a percentage basis, less BNO’s expenses.

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

As of March 31, 2024, BNO held 1,542 any Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S 1 with the U.S. Securities and Exchange Commission (the “SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. BNO has an unlimited number of shares registered and available for issuance. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2024 and 2023, BNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $48,000 for BNO and, in the aggregate for BNO and the Related Public Funds, $945,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $290,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

Other Expenses and Fees

In addition to the fees described above, BNO pays all brokerage fees and other expenses in connection with the operation of BNO, excluding costs and expenses paid by USCF as outlined in Note 4 – Contracts and Agreements below.

NOTE 4 — CONTRACTS AND AGREEMENTS

Marketing Agent Agreement

BNO is party to a marketing agent agreement, dated as of March 31, 2010, as amended from time to time, with the Marketing Agent and USCF, whereby the Marketing Agent provides certain marketing services for BNO as outlined in the agreement. The fee of the Marketing Agent through September 30, 2022, which was borne by USCF, was equal to 0.06% on BNO’s assets up to $3 billion and 0.04% on BNO’s assets in excess of $3 billion. The agreement with the Marketing Agent was amended and, commencing October 1, 2022, the fee of the Marketing Agent, which is calculated daily and payable monthly by USCF, is equal to 0.025% of BNO’s total net assets. In no event may the aggregate compensation paid to the Marketing Agent and any affiliate of USCF for distribution-related services exceed ten percent (10%) of the gross proceeds of BNO’s offering.

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

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013. BNO has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services, Inc. (“ADMIS”) to serve as additional FCMs to BNO effective on May 28, 2020, June 5, 2020, December 3, 2020, and August 8, 2023, respectively. The agreements with BNO’s FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude-Oil Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Total commissions accrued to brokers	$23,399	$48,867
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a lower number of Futures Contracts being held and traded.

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

All of the futures contracts held by BNO through March 31, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2024 and December 31, 2023, BNO held investments in money market funds in the amounts of $55,785,000 and $76,785,000, respectively. BNO also holds cash deposits with its custodian. As of March 31, 2024 and December 31, 2023, BNO held cash deposits and investments in Treasuries in the amounts of $75,865,510 and $54,151,411 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2024 and 2023, the monthly average volume of open future contract notional value was $131,678,040 and $233,585,230, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$27.39	$28.26
Total income (loss)	4.66	(1.57)
Total expenses	(0.09)	(0.06)
Net increase (decrease) in net asset value	4.57	(1.63)
Net asset value, end of period	$31.96	$26.63

Total Return	16.68%	(5.77)%

Ratios to Average Net Assets
Total income (loss)	15.49%	(5.69)%
Management fees#	0.75%	0.75%
Total expenses excluding management fees#	0.45%	0.14%
Net income (loss)	15.20%	(5.90)%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at March 31, 2024 using the fair value hierarchy:

At March 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$55,785,000	$55,785,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,169,640	2,169,640	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$76,785,000	$76,785,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,181,530)	(1,181,530)	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	March 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2024	2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$2,169,640	$(1,181,530)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2024		March 31, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on
	closed commodity futures contracts	$15,598,410		$(16,818,680)

Change in unrealized
gain (loss) on open
	commodity futures contracts		$3,351,170		$949,560

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause BNO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. BNO believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the commodities markets and futures markets in part attributable to the COVID-19 pandemic in February 2020, the Russia-Ukraine war and conflicts in the Middle East. Forward-looking statements, which involve assumptions and describe BNO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and BNO cannot assure investors that the projections included in these forward-looking statements will come to pass. BNO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be purchased and sold on the NYSE Arca. The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil as traded on the ICE Futures Europe Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on BNO’s collateral holdings, less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10)% of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. As a result, investors should be aware that BNO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contract, provided that the average daily percentage change in BNO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

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

BNO invests primarily in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and OTC swaps that are based on the price of crude oil, other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this quarterly report on Form 10-Q.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2024, BNO held 1,542 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2024, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the three months ended March 31, 2024, BNO [8.9] did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

BNO has not limited the size of its offering and intends to utilize substantially all of its proceeds to purchase Benchmark Futures Contracts and Other Crude Oil-Related Investments to the extent possible. If BNO encounters accountability levels, position limits, or price fluctuation limits for Brent crude oil Futures Contracts on the NYMEX or ICE Futures, it may then, if permitted under applicable regulatory requirements, purchase Brent crude oil Futures Contracts on other exchanges that trade listed Brent crude oil futures or enter into swaps or other transactions to meet its investment objective. In addition, if BNO exceeds accountability levels on either the NYMEX or ICE Futures, and is required by such exchanges to reduce its holdings, such reduction could potentially cause a tracking error between the price of BNO’s shares and the price of the Benchmark Futures Contract.

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

Infectious disease outbreaks like COVID-19 could negatively affect BNO and the valuation and performance of BNO’s investments.

Infectious disease outbreaks like the COVID-19 pandemic may arise in the future and could adversely affect BNO and, more generally, individual issuers and capital markets, in ways that cannot necessarily be foreseen. For example, COVID-19 resulted in numerous deaths, travel restrictions, closed international borders, enhanced health screenings at ports of entry and elsewhere, disruption of and delays in healthcare service preparation and delivery, prolonged quarantines and the imposition of both local and more widespread “work from home” measures, cancellations, loss of employment, supply chain disruptions, and lower consumer and institutional demand for goods and services, as well as general concern and uncertainty. The COVID-19 pandemic that occurred in 2020 had a material adverse impact on local economies in the affected jurisdictions and also on the global economy, as cross border commercial activity and market sentiment were impacted by the outbreak and government and other measures seeking to contain COVID-19’s spread.

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen. Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO. Public health crises caused by infectious disease outbreaks may exacerbate other pre-existing political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven trend during the three months ended March 31, 2024. The price of the Benchmark Futures Contract started the period at $77.04 per barrel. The high of the period was on March 28. 2024 when the price reached $87.00 per barrel. The low for the period was on January 2, 2024, which was $75.89 per barrel. The period ended with the Benchmark Futures Contract at $87.00 per barrel, an increase of approximately 12.93% over the period. BNO’s per share NAV began the period at $27.39 and ended the period at $31.96 on March 31, 2024, an increase of approximately 16.68% over the period. The Benchmark Futures Contract prices listed above began with the March 2024 contracts and ended with the June 2024 contracts. The increase of approximately 12.93% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the three months ended March 31, 2024, the Brent crude oil futures experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.

As of March 31, 2024, BNO had 4,200,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by BNO than are outstanding due to the redemption of shares.

As of March 31, 2024, BNO had the following Authorized Participants: ABN AMRO Clearing USA LLC, Citadel Securities LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Average daily total net assets	$133,043,097	$237,657,243
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,660,173	$2,347,786
Annualized yield based on average daily total net assets	5.02%	4.01%
Management fee	$247,939	$439,503
Total fees and other expenses excluding management fees	$148,438	$81,435
Total commissions accrued to brokers	$23,399	$48,867
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the three months ended March 31, 2024, compared to the three months ended March 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to an increase in professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

Tracking BNO’s Benchmark

USCF seeks to manage BNO’s portfolio such that changes in its daily per share NAV, on a percentage basis, closely track the daily changes in the price of the Benchmark Futures Contract, also on a percentage basis. Specifically, USCF seeks to manage the portfolio such that over any rolling period of 30-valuation days, the average daily change in BNO’s per share NAV is within a range of 90% to 110% (0.9 to 1.1) of the average daily change in the price of the Benchmark Futures Contract. As an example, if the average daily movement of the price of the Benchmark Futures Contract for a particular 30-valuation day time period was 0.50% per day, USCF would attempt to manage the portfolio such that the average daily movement of the per share NAV during that same time period fell between 0.45% and 0.55% (i.e., between 0.9 and 1.1 of the benchmark’s results). BNO’s portfolio management goals do not include trying to make the nominal price of BNO’s per share NAV equal to the nominal price of the current Benchmark Futures Contract or the spot price for Brent crude oil. USCF believes that it is not practical to manage the portfolio to achieve such an investment goal when investing in Futures Contracts and Other Crude Oil-Related Investments.

For the 30-valuation days ended March 31, 2024, the average daily change price of the Benchmark Futures Contract was 0.280%, while the average daily change in the per share NAV of BNO over the same time period was 0.296%. The average daily difference was 0.016% (or 1.6 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2024, the average daily change in the Benchmark Futures Contract was 0.032%, while the average daily change in the per share NAV of BNO over the same time period was 0.032%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus ten percent (10%) range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended March 31, 2024, the last trading day in March. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended March 31, 2024.

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

For the three months ended March 31, 2024, the actual total return of BNO as measured by changes in its per share NAV was 16.68%. This is based on an initial per share NAV of $27.39 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $31.96. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $31.66 as of March 31, 2024, for a total return over the relevant time period of 15.59%. The difference between the actual per share NAV total return of BNO of 16.68% and the expected total return based on the Benchmark Futures Contract of 15.59% was a difference over the time period of 1.09%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2023, the actual total return of BNO as measured by changes in its per share NAV was (5.77)%. This was based on an initial per share NAV of $28.26 as of December 31, 2022 and an ending per share NAV as of March 31, 2023 of $26.63. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $26.42 as of March 31, 2023, for a total return over the relevant time period of (6.51)%. The difference between the actual per share NAV total return of BNO of (5.77)% and the expected total return based on the Benchmark Futures Contract of (6.51)% was a difference over the time period of 0.74%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract in addition to the foregoing.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be too high or too low relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by BNO may continue to be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is more than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2024, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, BNO may invest in Other Crude Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that BNO must pay to the swap counterparty certain fees that BNO does not have to pay for transactions executed on an exchange.

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

The chart below compares the daily price of the near month Brent crude oil futures contract to the price of the 13th month Brent crude oil futures contract (i.e., a contract one year forward) over the last 10 years. When the price of the near month futures contract is higher than the price of the 13th month futures contract, the market would be described as being in backwardation. When the price of the near month futures contract is lower than the 13th month futures contract, the market would be described as being in contango. Although the price of the near month futures contract and the price of the 13th month futures contract tend to move together, it can be seen that at times the near month futures contract prices are higher than the 13th month futures contract prices (backwardation) and, at other times, the near month futures contract prices are lower than the 13th month futures contract prices (contango).

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2014 and March 31, 2024. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the three months ended March 30, 2024, Brent crude oil futures were in a state of backwardation as measured by the difference between the front month and the second month contract.

Periods of contango or backwardation have not materially impacted BNO’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract. This is because the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both BNO’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Brent Crude Oil Market. During the three months ended March 31, 2024, the price of the front month Brent crude oil futures contract traded in a range between $75.89 to $87.48. Brent crude prices increased 13.55% from December 31, 2023 through March 31, 2024 to finish the quarter at $87.48.

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

According to the U.S. Department of Energy, global crude oil demand was roughly in-line with supply during January and March of 2024 and exceeded supply by over one million barrels per day (mbd) in February of 2024. U.S. crude oil production was volatile in the winter months, dropping to as low as 12.3 mbd before recovering to match 2023’s record 13.3 mbd in February. Production declined again in March 2024 to end the quarter at 13.1 mbd. OPEC crude production has mostly declined since late 2022 and fell again in the first quarter of 2024 to 26.85 mbd. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation. OPEC has fiercely supported prices with voluntary cuts by and production quotas on member nations over the last several years. In November 2023 and April 2024, OPEC and cooperating countries agreed to extension of voluntary cuts and expansion of collective curbs that amounted to 2.2 mbd until at least the end of June 2024. Looking ahead, if OPEC’s strategic focus shifts from price support to market share defense, prices could come under pressure. Conversely, demand for crude oil has increased since the onset of the pandemic in 2020. According to the U.S. Department of Energy, crude oil consumption reached an all-time high at the end of 2023 and is expected to continue increasing through 2025 at least. However, growth forecasts from the U.S. Energy Information Administration (EIA) and the International Energy Agency (IEA) have declined from more optimistic projections earlier in 2023. Nevertheless, ongoing demand growth during a time when OPEC continues to restrain supply could lead to stable or higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel, the Israel/Iran conflict, and other conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are other factors that could contribute to future increases in crude oil prices. Conversely, changes in OPEC policy, further non-OPEC production growth, and any sluggishness in the global economy could weigh on prices.

Geopolitical risk remains particularly high in 2024. The Russia-Ukraine war and Middle East conflict have the potential to create further supply disruptions and sanctions, which could lead to further volatility. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline somewhat in a short period of time. Even short-term changes in perceived geopolitical risk can cause the market to change swiftly. Crude oil prices may also be highly reactive to developments as global buyers and sellers of crude reposition their relationships.

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

For the ten-year time period between March 31, 2014 and March 31, 2024, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities		Unleaded
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil (WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.094	0.978	0.358	0.467	0.211	0.417
US Gov’t Bonds (BEUSG4 Index)		1.000	0.106	(0.261)	(0.192)	(0.410)	(0.312)
Global Equities (FTSE World Index)			1.000	0.410	0.515	0.260	0.473
Crude Oil (WTI)				1.000	0.751	0.747	0.912
Unleaded Gasoline					1.000	0.641	0.806
Heating Oil						1.000	0.796
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities		Unleaded
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.612	0.986	(0.047)	0.496	(0.074)	(0.140)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.661	(0.287)	0.237	(0.365)	(0.421)
Global Equities (FTSE World Index)			1.000	0.006	0.464	(0.057)	(0.087)
Crude Oil				1.000	0.396	0.793	0.978
Unleaded Gasoline					1.000	0.256	0.296
Heating Oil						1.000	0.841
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2024, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2024, BNO did not use other assets to pay expenses. To the extent income exceeds expenses, BNO’s NAV will be positively impacted.

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

USCF endeavors to have the value of BNO’s Treasuries, cash and cash equivalents, whether held by BNO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Futures Contracts and Other Crude Oil - Related Investments.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2024, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of March 31, 2024, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $131,650,510 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2024, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

USCF agreed to pay the start-up costs associated with the formation of BNO, primarily its legal, accounting and other costs in connection with USCF’s registration with the CFTC as a CPO and the registration and listing of BNO and its shares with the SEC, FINRA and NYSE Arca, respectively. However, since BNO’s initial offering of shares, offering costs incurred in connection with registering and listing additional shares of BNO have been directly borne on an ongoing basis by BNO, and not by USCF.

USCF pays the fees of the Marketing Agent as well as BNY Mellon’s fees for performing administrative, custodial, and transfer agency services. BNY Mellon’s fees for performing administrative services include those in connection with the preparation of BNO’s condensed financial statements and its SEC, NFA and CFTC reports. USCF and BNO have also entered into a licensing agreement with the NYMEX pursuant to which BNO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee to the NYMEX. BNO also pays the fees and expenses associated with its tax accounting and reporting requirements.

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

As of March 31, 2024, BNO’s portfolio held 1,542 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of March 31, 2024, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on BNO website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Crude Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the BNO website, BNO may make available portfolio holdings information to Authorized Participants that reflects BNO’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, BNO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to BNO due to the occurrence of a specified event, such as the insolvency of the counterparty and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty.

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

During the three month reporting period ended March 31, 2024, BNO limited its OTC activities to EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 29, 2024 (the “Form 10-K”), except for the following:

Geopolitical risk, including as a result of the Russia-Ukraine war and Middle East conflict, has the potential to create further supply disruptions and sanctions, which could lead to further volatility.

The Russia-Ukraine war and sanctions brought by the United States and other countries against Russia and others, the terror attacks by Hamas on Israel and ensuing conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are factors that could contribute to supply constraints, worker shortages, infrastructure and manufacturing energy usage and increase volatility in certain commodity prices. The Russia-Ukraine war and sanctions have adversely impacted and are expected to continue to adversely impact the economies of Russia and Ukraine. In addition, the Russia-Ukraine war and the Middle East conflict, any sanctions, future market or supply disruptions, and the potential for wider conflicts may increase financial market volatility generally, have severe adverse effects on regional and global economic markets, and could lead to further volatility, including in the markets for commodities, including commodity futures, and the NAV or share price of BNO. However, if a resolution to the conflicts were to occur, volatility could decrease and prices could decline in a short period of time. The longer-term impact on commodities and futures prices, including the prices of the Benchmark Futures Contracts, is difficult to predict and depends on a number of factors that may have a negative impact on BNO in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 17 baskets (comprising 850,000 shares) during the first quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/24 to 1/31/24	200,000	$27.08
2/1/24 to 2/29/24	500,000	$28.64
3/1/24 to 3/31/24	150,000	$31.03
Total	850,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2024.

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

Date: May 9, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2024