Form 10-Q
period 2024-06-30
United States Brent Oil Fund, LP
filed 2024-08-08
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2024.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 6,500,000 outstanding shares as of August 5, 2024.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

United States Brent Oil Fund, LP

Condensed Statements of Financial Condition

At June 30, 2024 (Unaudited) and December 31, 2023

	June 30, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $91,575,982 and $78,711,966, respectively) (Notes 2 and 5)	$91,575,982	$78,711,966
Equity in trading accounts:
Cash and cash equivalents (at cost $34,914,656 and $52,224,445, respectively)	34,914,656	52,224,445
Unrealized gain (loss) on open commodity futures contracts	1,845,760	(1,181,530)
Dividends receivable	239,001	368,631
Interest receivable	279,158	219,592
Prepaid insurance	19,673	10,579

Total Assets	$128,874,230	$130,353,683

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$76,594	$88,365
Professional fees payable	100,697	179,686
Brokerage commissions payable	163	163
Directors’ fees payable	3,216	3,092

Total Liabilities	180,670	271,306

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	128,693,560	130,082,377
Total Partners’ Capital	128,693,560	130,082,377

Total Liabilities and Partners’ Capital	$128,874,230	$130,353,683

Limited Partners’ shares outstanding	4,000,000	4,750,000
Net asset value per share	$32.17	$27.39
Market value per share	$32.15	$27.31

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Schedule of Investments (Unaudited)

At June 30, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO September 2024 contracts, expiring July 2024*	$126,844,240	1,514	$1,845,760	1.43

	Shares/Principal	Market	% of Partners’
	Amount	Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.22%#	55,785,000	$55,785,000	43.35
Total United States Money Market Funds		$55,785,000	43.35

*Collateral amounted to $34,914,656 on open commodity futures contracts.

#Reflects the 7 -day yield at June 30, 2024.

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

United States Brent Oil Fund, LP

Condensed Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(299,970)	$10,021,890	$15,298,440	$(6,796,790)
Change in unrealized gain (loss) on open commodity futures contracts	(323,880)	(17,484,060)	3,027,290	(16,534,500)
Dividend income	724,747	939,555	1,616,445	2,139,305
Interest income	913,174	1,279,957	1,681,649	2,427,993
ETF transaction fees	2,800	7,700	6,300	16,800
Total Income (Loss)	$1,016,871	$(5,234,958)	$21,630,124	$(18,747,192)

Expenses
General Partner management fees (Note 3)	$241,506	$367,437	$489,445	$806,940
Professional fees	110,155	12,681	220,311	24,763
Brokerage commissions	21,593	39,153	44,992	88,020
Directors’ fees and insurance	10,952	19,719	25,835	40,205
Total Expenses	$384,206	$438,990	$780,583	$959,928
Net Income (Loss)	$632,665	$(5,673,948)	$20,849,541	$(19,707,120)
Net Income (Loss) per limited partner share	$0.21	$(1.14)	$4.78	$(2.77)
Net Income (Loss) per weighted average limited partner share	$0.15	$(0.76)	$4.83	$(2.43)
Weighted average limited partner shares outstanding	4,101,648	7,457,692	4,315,385	8,110,773

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2024 and 2023

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Balances at beginning of period	$134,218,446	$240,986,390	$130,082,377	$231,742,309
Addition of 300,000, 400,000, 600,000 and 2,850,000 partnership shares, respectively	9,616,968	9,952,503	17,928,921	75,626,791
Redemption of (500,000), (2,900,000), (1,350,000) and (4,500,000) partnership shares, respectively	(15,774,519)	(78,298,848)	(40,167,279)	(120,695,883)
Net income (loss)	632,665	(5,673,948)	20,849,541	(19,707,120)

Balances at end of period	$128,693,560	$166,966,097	$128,693,560	$166,966,097

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Condensed Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2024 and 2023

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash Flows from Operating Activities:
Net income (loss)	$20,849,541	$(19,707,120)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(3,027,290)	16,534,500
(Increase) decrease in dividends receivable	129,630	134,386
(Increase) decrease in interest receivable	(59,566)	(61,309)
(Increase) decrease in prepaid insurance	(9,094)	(29,555)
Increase (decrease) in General Partner management fees payable	(11,771)	(49,099)
Increase (decrease) in professional fees payable	(78,989)	(364,591)
Increase (decrease) in brokerage commissions payable	—	163
Increase (decrease) in directors’ fees payable	124	(1,080)
Net cash provided by (used in) operating activities	17,792,585	(3,543,705)

Cash Flows from Financing Activities:
Addition of partnership shares	17,928,921	70,528,595
Redemption of partnership shares	(40,167,279)	(123,441,000)
Net cash provided by (used in) financing activities	(22,238,358)	(52,912,405)

Net Increase (Decrease) in Cash and Cash Equivalents	(4,445,773)	(56,456,110)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	130,936,411	219,126,256
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$126,490,638	$162,670,146

Components of Cash, Cash Equivalents, and Equity in Trading Accounts:
Cash and cash equivalents	$91,575,982	$95,285,808
Equity in Trading Accounts:
Cash and cash equivalents	34,914,656	67,384,338
Total Cash, Cash Equivalents and Equity in Trading Accounts	$126,490,638	$162,670,146

See accompanying notes to condensed financial statements.

United States Brent Oil Fund, LP

Notes to Condensed Financial Statements (Unaudited)

For the period ended June 30, 2024

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

As of June 30, 2024, BNO held 1,514 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2024.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2024 and 2023, BNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 are estimated to be a total of $45,000 for BNO and, in the aggregate for BNO and the Related Public Funds, $945,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $350,000 for the year ending December 31, 2024. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013. BNO has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services, Inc. (“ADMIS”) to serve as additional FCMs to BNO effective on May 28, 2020, June 5, 2020, December 3, 2020, and August 8, 2023, respectively. The agreements with BNO’s FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil - Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Total commissions accrued to brokers	$44,992	$88,020
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to a lower number of Futures Contracts being held and traded.

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

All of the futures contracts held by BNO through June 30, 2024 were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2024 and December 31, 2023, BNO held investments in money market funds in the amounts of $55,785,000 and $76,785,000, respectively. BNO also holds cash deposits with its custodian. As of June 30, 2024 and December 31, 2023, BNO held cash deposits and investments in Treasuries in the amounts of $70,705,638 and $54,151,411 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2024 and 2023, the monthly average volume of open future contract notional value was $130,505,871 and $215,207,990, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2024 and 2023 for the shareholders. This information has been derived from information presented in the condensed financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$31.96	$26.63	$27.39	$28.26
Total income (loss)	0.30	(1.08)	4.96	(2.65)
Total expenses	(0.09)	(0.06)	(0.18)	(0.12)
Net increase (decrease) in net asset value	0.21	(1.14)	4.78	(2.77)
Net asset value, end of period	$32.17	$25.49	$32.17	$25.49

Total Return	0.66%	(4.28)%	17.45%	(9.80)%

Ratios to Average Net Assets
Total income (loss)	0.79%	(2.66)%	16.48%	(8.64)%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	0.44%	0.15%	0.45%	0.14%
Net income (loss)	0.49%	(2.89)%	15.88%	(9.08)%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at June 30, 2024 using the fair value hierarchy:

At June 30, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$55,785,000	$55,785,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	1,845,760	1,845,760	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$76,785,000	$76,785,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,181,530)	(1,181,530)	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Condensed
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2024	2023
Futures - Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$1,845,760	$(1,181,530)

The Effect of Derivative Instruments on the Condensed Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2024		June 30, 2023
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on
	closed positions	$15,298,440		$(6,796,790)

Change in unrealized
gain (loss) on open
	positions		$3,027,290		$(16,534,500)

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

As of June 30, 2024, BNO held 1,514 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the six months ended June 30, 2024, BNO did not exceed accountability levels imposed by the ICE Futures or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the six months ended June 30, 2024, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

BNO is not a Swap Entity under the Margin Rules, but it is a financial end-user. Accordingly, BNO will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, BNO does not have material swaps exposure under the Margin Rules, and accordingly, BNO will not be subject to the initial margin requirements of the Margin Rules.

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

An infectious disease outbreak may arise in the future and could have the same or similar effects as the COVID-19 pandemic, or different effects that cannot be foreseen. Moreover, as was the case with the COVID-19 pandemic, actions taken by government and quasi-governmental authorities and regulators throughout the world in response to an infectious disease outbreak, including the potential for significant fiscal and monetary policy changes, may affect the value, volatility, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO. Public health crises caused by infectious disease outbreaks may exacerbate other preexisting political, social and economic risks in certain countries or globally and their duration cannot be determined with certainty.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven trend during the six months ended June 30, 2024. The price of the Benchmark Futures Contract started the period at $77.04 per barrel. The high of the period was on April 5, 2024 when the price reached $91.17 per barrel. The low for the period was on January 2. 2024, which was $75.89 per barrel. The period ended with the Benchmark Futures Contract at $85.00 per barrel, an increase of approximately 10.33% over the period. BNO’s per share NAV began the period at $27.39 and ended the period at $32.17 on June 30, 2024, an increase of approximately 17.45% over the period. The Benchmark Futures Contract prices listed above began with the March 2024 contracts and ended with the September 2024 contracts. The increase of approximately 10.33% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the six months ended June 30, 2024, the Brent crude oil futures experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations.

As of June 30, 2024, BNO had 4,000,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by BNO than are outstanding due to the redemption of shares.

As of June 30, 2024, BNO had the following Authorized Participants: ABN AMRO Clearing USA LLC, Citadel Securities LLC, Goldman Sachs & Co., Jane Street Capital LLC, JP Morgan Securities Inc., Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Average daily total net assets	$131,255,153	$216,967,208
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,298,094	$4,567,298
Annualized yield based on average daily total net assets	5.05%	4.25%
Management fee	$489,445	$806,940
Total fees and other expenses excluding management fees	$291,138	$152,988
Total commissions accrued to brokers	$44,992	$88,019
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to an increase in professional fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

	Three months ended	Three months ended
	June 30,2024	June 30,2023
Average daily total net assets	$129,467,209	$196,504,536
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,637,921	$2,219,512
Annualized yield based on average daily total net assets	5.09%	4.53%
Management fee	$241,506	$367,437
Total fees and other expenses excluding management fees	$142,700	$71,553
Total commissions accrued to brokers	$21,593	$39,152
Total commissions as annualized percentage of average total net assets	0.07%	0.08%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the three months ended June 30, 2024, compared to the three months ended June 30, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to a increase in commissions and professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2024, compared to the three months ended June 30, 2023, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2024, the average daily change in price of the Benchmark Futures Contract was 0.137%, while the average daily change in the per share NAV of BNO over the same time period was 0.153%. The average daily difference was 0.016% (or 1.6 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to June 30, 2024, the average daily change in the Benchmark Futures Contract was 0.032%, while the average daily change in the per share NAV of BNO over the same time period was 0.032%. The average daily difference was 0.00% (or 0.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus ten percent (10%) range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended June 28, 2024, the last trading day in June. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended June 30, 2024.

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

For the six months ended June 30, 2024, the actual total return of BNO as measured by changes in its per share NAV was 17.45%. This is based on an initial per share NAV of $27.39 as of December 31, 2023 and an ending per share NAV as of June 30, 2024 of $32.17. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $31.56 as of June 30, 2024, for a total return over the relevant time period of 15.22%. The difference between the actual per share NAV total return of BNO of 17.45% and the expected total return based on the Benchmark Futures Contract of 15.22% was a difference over the time period of 2.23%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2023, the actual total return of BNO as measured by changes in its per share NAV was (9.80)%. This was based on an initial per share NAV of $28.26 as of December 31, 2022 and an ending per share NAV as of June 30, 2023 of $25.49. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $25.06 as of June 30, 2023, for a total return over the relevant time period of (11.32)%. The difference between the actual per share NAV total return of BNO of (9.80)% and the expected total return based on the Benchmark Futures Contract of (11.32)% was a difference over the time period of 1.52%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract in addition to the foregoing.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be higher or lower to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2024. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by BNO may be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2024, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, BNO may invest in Other Crude Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that BNO must pay to the swap counterparty certain fees that BNO does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2014 and June 30, 2024. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the six months ended June 30, 2024, Brent crude oil futures were in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the six months ended June 30, 2024, the price of the front month Brent crude oil futures contract traded in a range between $75.89 to $91.17. Brent crude prices increased 12.16% from December 31, 2023 through June 30, 2024 to finish the quarter at $86.41.

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

According to the U.S. Department of Energy, global crude oil demand exceeded supply during June of 2024 after falling below supply during April and May of 2024.  U.S. crude oil production was relatively flat in the second quarter of 2024, rising from 13.1 mbd to match a record high of 13.3 mbd that was reached in 2023 and again in February of 2024. OPEC crude production mostly declined since late 2022 but began to rise in February of 2024. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world's largest crude oil producing nation. OPEC has fiercely supported prices with voluntary cuts and production quotas over the last several years. In June of 2024, OPEC announced that it would extend 1.65 mbd of previously agreed upon quotas until the end of 2025.  OPEC also announced an extension of 2.2 mbd of voluntary cuts by some members until September of 2024, after which these voluntary reductions would be phased out over the following twelve months. Statements by oil ministers, particularly Saudi Arabia, emphasized that OPEC could change its plans if warranted by the data, reflecting the cartel's current preference for higher prices rather than market share.  If OPEC's strategic focus shifts from price support to market share defense, prices could come under pressure. The unwinding of cuts and quotas also poses some risk to prices if demand growth fails to compensate, or if supply from other producers, especially the United States, increases. Ongoing demand growth during a time when OPEC continues to restrain supply could lead to stable or higher prices over time. Supply constraints, worker shortages, infrastructure and manufacturing energy usage, the Russia-Ukraine war, the terror attacks by Hamas on Israel, the Israel/Iran conflict, and other conflict in the Middle East, and other geopolitical tensions, political unrest, and attacks or threats of attack by terrorists, are other factors that could contribute to future increases in crude oil prices. Conversely, changes in OPEC policy, further non-OPEC production growth, and any sluggishness in the global economy could weigh on prices.

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

For the ten-year time period between June 30, 2014 and June 30, 2024, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years

			Global Equities
	Large Cap US	US Gov’t Bonds	(FTSE World		Unleaded	Heating	Brent
Correlation Matrix 10 Years	Equities (S&P 500)	(BEUSG4 Index)	Index)	Crude Oil (WTI)	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	0.117	0.978	0.353	0.458	0.210	0.409
US Gov’t Bonds (BEUSG4 Index)		1.000	0.125	(0.257)	(0.190)	(0.397)	(0.310)
Global Equities (FTSE World Index)			1.000	0.406	0.506	0.258	0.464
Crude Oil (WTI)				1.000	0.753	0.748	0.912
Unleaded Gasoline					1.000	0.643	0.807
Heating Oil						1.000	0.797
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 1 Years

			Global Equities
	Large Cap US	US Gov’t Bonds	(FTSE World		Unleaded	Heating	Brent
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	Index)	Crude Oil	Gasoline	Oil	Oil
Large Cap US Equities (S&P 500)	1.000	0.708	0.986	(0.087)	0.378	(0.055)	(0.196)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.740	(0.338)	0.080	(0.272)	(0.432)
Global Equities (FTSE World Index)			1.000	(0.085)	0.374	(0.061)	(0.190)
Crude Oil				1.000	0.567	0.885	0.984
Unleaded Gasoline					1.000	0.356	0.505
Heating Oil						1.000	0.887
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the six months ended June 30, 2024, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2024, BNO did not use other assets to pay expenses. To the extent income exceeds expenses, BNO’s NAV will be positively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2024, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of June 30, 2024, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $126,490,638 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2024, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

As of June 30, 2024, BNO’s portfolio held 1,514 Brent Crude Oil Futures CO Contracts traded on the ICE Futures. As of June 30, 2024, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on BNO website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Crude Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the BNO website, BNO may make available portfolio holdings information to Authorized Participants that reflects BNO’s anticipated holdings.

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

During the six month reporting period ended June 30, 2024, BNO limited its OTC activities to EFRP transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 10 baskets (comprising 500,000 shares) during the second quarter of the year ending December 31, 2024. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2024:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/24 to 4/30/24	150,000	$32.11
5/1/24 to 5/31/24	200,000	$30.95
6/1/24 to 6/30/24	150,000	$31.79
Total	500,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2024.

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

Date: August 8, 2024

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2024