Form 10-K
period 2024-12-31
United States Brent Oil Fund, LP
filed 2025-02-28
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2024.

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2024 was $128,874,230.

The registrant had 3,100,000 outstanding shares as of February 24, 2025.

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

BNO seeks to achieve its investment objective by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas, and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), the ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures, (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants) liquidity requirements, or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), and USCF Sustainable Commodity Strategy Fund (“ZSC”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

The net assets of BNO consist primarily of investments in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the NYMEX, or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and, to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for oil, cleared swap contracts and non-exchange traded over-the-counter (“OTC”) transactions that are based on the price of crude oil, other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K. BNO invests substantially the entire amount of its assets in Futures Contracts while supporting such investments by holding the amounts of its margin, collateral and other requirements relating to these obligations in short-term obligations of the United States of two years or less (“Treasuries”), cash and cash equivalents. The daily holdings of BNO are available on BNO’s website at www.uscfinvestments.com.

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

BNO intends to continue to pursue its investment objective as described above. By remaining invested as fully as possible in Futures Contracts or Other Crude Oil-Related Investments, USCF believes that the daily changes in percentage terms of BNO’s NAV will continue to closely track the daily changes in percentage terms in the price of the Benchmark Futures Contract. USCF believes that certain arbitrage opportunities result in the price of the shares traded on the NYSE Arca closely tracking the per share NAV of BNO. Additionally, Futures Contracts as traded on the ICE Futures have closely tracked the spot price of Brent crude oil. Based on these expected interrelationships, USCF believes that the daily changes in the price of BNO’s shares as traded on the NYSE Arca, on a percentage basis, have closely tracked and will continue to closely track the daily basis changes in the spot price of Brent crude oil, on a percentage basis. For performance data relating to BNO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking BNO’s Benchmark” in this annual report on Form 10-K.

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

USCF believes that market arbitrage opportunities will cause the daily changes in BNO’s share price on the NYSE Arca, on a percentage basis, to closely track the daily changes in BNO’s per share NAV. USCF further believes that the daily changes in BNO’s NAV in percentage terms will closely track the daily changes in percentage terms of the Benchmark Futures Contract, less BNO’s expenses. However, investors should be aware that BNO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contract, provided that the average daily percentage change in BNO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period. For performance data relating to BNO’s ability to track its benchmark, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Tracking BNO’s Benchmark” in this annual report on Form 10-K.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If BNO and the Related Public Funds exceed this accountability level for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. There are no specific position accountability levels or limits, nor are there are any maximum daily price fluctuation limits for the ICE Brent Crude Oil (physically settled) futures contract. As of December 31, 2024, BNO held 1,535 Futures Contracts for Brent crude oil traded on the ICE Futures. As of December 31, 2024, BNO did not hold any Futures Contracts traded on exchanges other than ICE Futures. BNO did not exceed accountability levels imposed by the ICE Futures during the year ended December 31, 2024 when it held maximum of 3,018 Futures Contracts below both the “any” and “all” month limits. No action was taken by the ICE and BNO did not reduce the number of Futures Contracts held as result.”

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2024, BNO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change.

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

During the reporting period of this annual report on Form 10-K, BNO did not have any OTC derivatives activities.

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

Marex Capital Markets, Inc., formerly E D & F Man Capital Markets Inc.

On June 5, 2020, BNO entered into a Customer Account Agreement with E D & F Man Capital Markets Inc. (“MCM”) to serve as an FCM for BNO. On July 14, 2023, this Customer Account Agreement was terminated and replaced by a Customer Account Agreement between BNO and Marex North America, LLC (“MNA”) dated May 28, 2020, in respect of which MCM assumed the rights and obligations of MNA vis-àvis BNO following the transfer of MNA’s futures clearing business to MCM as part of an internal reorganization. This agreement requires MCM to provide services to BNO in connection with the purchase and sale of Futures Contracts or Other Crude Oil-Related Investments that may be purchased or sold by or through MCM for BNO’s account. Under this agreement, BNO pays MCM commissions for executing and clearing trades on behalf of BNO.

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of BNO’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by BNO and fluctuations in the prices of these assets could materially adversely affect an investment in BNO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in BNO could be lost.
●	Infectious disease outbreaks like COVID - 19 could negatively affect the valuation and performance of BNO’s investments.
●	An investment in BNO may provide little or no diversification benefits. Thus, in a declining market, BNO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in BNO while incurring losses with respect to other asset classes.
●	Historical performance of BNO and the Benchmark Futures Contracts is not indicative of future performance.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in BNO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.
●	Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of Brent crude oil.
●	An investment in BNO is not a proxy for investing in the crude oil markets, and the daily percentage changes in the price of the Benchmark Futures Contract, or the NAV of BNO, may not correlate with daily percentage changes in the spot price of Brent crude oil.
●	Natural forces in the crude oil futures market known as “backwardation” and “contango” may increase BNO’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract, which means that changes in the price of shares could substantially vary from the changes in price of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by BNO’s FCMs have the potential to cause tracking error by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which means that the changes in the price of BNO’s shares may substantially vary from the changes in the price of the Benchmark Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.
●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and BNO could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by BNO in allocating those items, with potential adverse consequences for an investor.
●	BNO could be treated as a corporation for federal income tax purposes, which may substantially reduce the value of the shares.
●	BNO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, BNO has a more complex tax treatment than traditional mutual funds.
●	If BNO is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.

●	The impact of changes in U.S. federal income tax laws on BNO is uncertain.
●	BNO will be subject to credit risk with respect to counterparties to OTC contracts entered into by BNO or
●	Valuing OTC derivatives may be less certain than actively traded financial instruments.

Fees of BNO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Expenses Paid or Accrued by BNO from Inception through December 31, 2024 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$13,898,043
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$2,009,356
Other Amounts Paid or Accrued(5):	$4,132,672
Total Expenses Paid or Accrued:	$20,040,071
Expenses Waived(6)	$(2,175,924)
Total Expenses Paid or Accrued Excluding Expenses Waived(6)	$17,864,147

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

Expenses Paid or Accrued by BNO from Inception through December 31, 2024 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.75% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid or Accrued(7):	0.22% annualized
Total Expenses Paid or Accrued:	1.08% annualized
Expenses Waived (8):	(0.11)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived (8):	0.96% annualized

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

Other Fees. BNO also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were $412,845 for the fiscal year ended December 31, 2024. In addition, BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2024 were $916,574 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2024 was $50,126.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of BNO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by BNO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to BNO for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with BNO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either BNO or USCF, and no such person will have any obligation or responsibility to BNO or USCF to affect any sale or resale of shares. As of December 31, 2024, 9 Authorized Participants had entered into agreements with USCF on behalf of BNO. During the year ended December 31, 2024, BNO issued 138 Creation Baskets and redeemed (157) Redemption Baskets.

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

BNO is not a Swap Entity under the Margin Rules, but is a financial end-user. Accordingly, BNO will be subject to the variation margin requirements of the Margin Rules for any swaps that it enters into. However, BNO does not have “material swaps exposure” and, accordingly, no will not be subject to the initial margin requirements of the Margin Rules.

Mandatory Trading and Clearing of Swaps

CFTC regulations require that certain swap transactions be executed on organized exchanges or “swap execution facilities” and cleared through regulated clearing organizations (“derivative clearing organizations” (“DCOs”)), if the CFTC mandates the central clearing of a particular class of swap and such swap is “made available to trade” on a swap execution facility. Currently, swap dealers, major swap participants, commodity pools, certain private funds and entities predominantly engaged in activities that are financial in nature are required to execute on a swap execution facility, and clear, certain interest rate swaps and index-based credit default swaps. As a result, if a Trust enters into an interest rate or index-based credit default swap that is subject to these requirements, such swap will be required to be executed on a swap execution facility and centrally cleared. Mandatory clearing and “made available to trade” determinations with respect to additional types of swaps may be issued in the future, and, when finalized, could require BNO to electronically execute and centrally clear certain OTC instruments presently entered into and settled on a bi-lateral basis. If a swap is required to be cleared, initial and variation margin requirements are set by the relevant clearing organization, subject to certain regulatory requirements and guidelines. Additional margin may be required and held by the BNO’s FCM.

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

Economic conditions impacting Brent crude oil. The demand for Brent crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil demand and therefore, may have an adverse impact on Brent crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war, pandemics (e.g., the COVID-19 pandemic in 2020), government austerity programs, or currency exchange rate fluctuations, can also impact the demand for Brent crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for Brent crude oil.

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

Price volatility may possibly cause the total loss of your investment. Futures contracts have a high degree of price variability and are subject to occasional rapid and substantial changes. Consequently, you could lose all or substantially all of your investment in BNO. Market volatility is attributable to things like the COVID-19 pandemic in 2020 and related supply chain disruptions, war, such as the war between Russia and Ukraine, and continuing disputes among oil-producing countries. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO and the impact of which could limit BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Futures Contract. In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Crude Oil-Related Investments, such as OTC swaps.

Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of BNO’s investments or assets which, in turn, could cause the loss of your investment in BNO.

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets. Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as unleaded gasoline and the value, pricing, and liquidity of the investments or other assets held by BNO.

Geopolitical conflict, including war and armed conflicts (such as Russia’s continued military actions against Ukraine that started in February 2022, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of commodities such as unleaded gasoline and the value, pricing, and liquidity of the investments or other assets held by BNO.

A negative impact on, or volatility in, the price of unleaded gasoline or the value, pricing and liquidity of BNO’s investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in BNO.

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

Historically, Oil Futures Contracts and Other Crude Oil-Related Investments have generally been non-correlated to the performance of other asset classes such as stocks and bonds. Non-correlation means that there is a low statistically valid relationship between the performance of futures and other commodity interest transactions, on the one hand, and stocks or bonds, on the other hand.

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

Variables such as drought, floods, weather, military conflicts, pandemics (such as the COVID-19 pandemic), embargoes, tariffs and other political events may have a larger impact on crude oil prices and crude oil-linked instruments, including Futures Contracts and Other Crude Oil-Related Investments, than on traditional securities. These additional variables may create additional investment risks that subject BNO’s investments to greater volatility than investments in traditional securities.

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

It is possible that the daily percentage changes in BNO’s NAV per share may not closely correlate to daily percentage changes in the price of the Benchmark Futures Contract. Non-correlation may be attributable to disruptions in the market for Brent crude oil, the imposition of position or accountability limits by regulators or exchanges, or other extraordinary circumstances. As BNO approaches or reaches position limits with respect to the Benchmark Futures Contract and other Futures Contracts or in view of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants) and other conditions as described herein, BNO may begin investing in Other Crude Oil-Related Investments.

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

Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract, which means that the changes in the price of shares could substantially vary from the changes in the price of the Benchmark Futures Contract.

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

OTC Contract Risk

BNO will be subject to credit risk with respect to counterparties to OTC contracts entered into by BNO.

BNO faces the risk of non-performance by counterparties to its OTC contracts. Unlike in futures contracts, the counterparty to OTC contracts is generally a single bank or other financial institution, rather than a clearing organization backed by a group of financial institutions. As a result, there will be greater counterparty credit risk in these transactions. A counterparty may not be able to meet its obligations to BNO, in which case BNO could suffer significant losses on these contracts. The two-way margining requirements imposed by U.S. regulators, discussed in “Item 1. Business – Commodities Regulation,” are intended to mitigate this risk.

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

Valuing OTC derivatives may be less certain than valuing exchange-traded and/or cleared financial instruments.

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

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties (such as BNO) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to BNO’s counterparties located in those jurisdictions. These requirements could adversely affect BNO’s ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to it with collateral received under such contracts if BNO and/or its affiliates is subject to resolution or insolvency proceedings.

The use of swap agreements may expose BNO to early termination risk, which could result in significant losses to BNO.

Swap agreements do not have uniform terms. A swap counterparty may have the right to close out BNO’s position due to the occurrence of certain events (for example, if BNO defaults on certain terms of the swap agreement, or if there is a material decline in BNO’s NAV on a particular day) and request immediate payment of amounts owed by BNO under the agreement. If the level of BNO’s NAV has a dramatic intraday move, the terms of the swap agreement may permit the counterparty to close out a transaction with BNO at a price calculated by the counterparty that, in good faith, represents such counterparty’s loss, but such loss may not represent fair market value.

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

Futures positions cannot always be liquidated at the desired price. It is difficult to execute a trade at a specific price when there is a relatively small volume of buy and sell orders in a market. A market disruption, such as a war or a foreign government taking political actions that disrupt the market for its currency, its crude oil production or exports, or another major export, can also make it difficult to liquidate a position. Because both Futures Contracts and Other Crude Oil-Related Investments may be illiquid, BNO’s Crude Oil Interests may be more difficult to liquidate at favorable prices in periods of illiquid markets and losses may be incurred during the period in which positions are being liquidated. The large size of the positions that BNO may acquire increases the risk of illiquidity both by making its positions more difficult to liquidate and by potentially increasing losses while trying to do so.

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

BNO is not actively managed by conventional methods. Accordingly, if BNO’s investments in Crude Oil Interests are declining in value, in the ordinary course, BNO will not close out such positions except in Futures Contracts and other permitted investments (i) in connection with paying the proceeds to an Authorized Participant upon the redemption of a basket or closing out its positions in connection with the monthly change in the Benchmark Futures Contract; (ii) when BNO otherwise determines it would be appropriate to do so, e.g., due to regulatory requirements or risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants); or (iii) to avoid BNO becoming leveraged, and it reinvests the proceeds in new Futures Contracts or Other Crude Oil-Related Investments to the extent possible. USCF will seek to cause the NAV of BNO’s shares to track the Benchmark Futures Contract during periods in which its price is flat or declining as well as when the price is rising.

BNO’s ability to invest in the Benchmark Futures Contract or other permitted investments could be limited as a result of any or all of the following: evolving market conditions, a change in regulatory accountability levels and position limits imposed on BNO with respect to its investment in Futures Contracts, additional or different risk mitigation measures taken by market participants, generally, including BNO, with respect to BNO acquiring additional Futures Contracts, or BNO selling additional shares.

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

USCF’s LLC Agreement provides limited authority to the Non-Management Directors, and any Director of USCF may be removed by USCF’s parent company, which is wholly owned by The Marygold Companies, Inc., a controlled public company where the majority of shares are owned by Nicholas D. Gerber along with certain of his family members and certain other shareholders.

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

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. The effect of any future regulatory change on BNO is impossible to predict, but it could be substantial and adverse. In addition, the CFTC, SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on BNO, please see “Item 1. Business  - Commodities Regulation” in this annual report on Form 10-K.

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

BNO may be subject to interest rate risk, which may prevent BNO from investing fully at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in BNO’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and BNO may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasury Bills held by BNO will decline in value. When interest rates fall, BNO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

As inflation increases, the present value of BNO’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures.

Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment the value of BNO’s cash and Treasury investments may decline.

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

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, BNO is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against BNO, a natural catastrophe, an industrial accident, failure of BNO’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyberattacks may also be carried out in manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of BNO’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of BNO shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect BNO’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

Risk Management

BNO does not have computer systems or networks. Pursuant to the terms of the LP Agreement, BNO’s affairs are managed by USCF. USCF has implemented an information security program that is focused on ensuring the security and protection of computer systems and oversight of third-party service providers. This program includes specific provisions pertaining to data security and the security of information that, if disclosed, could have detrimental effects on BNO. Such provisions relate to the handling of information and computers, as well as the protection of computer systems and software from unauthorized persons. USCF engages a third-party consultant and service provider to assist with information technology services and advise on USCF’s information technology infrastructure. As needed, but no less frequently than annually, USCF evaluates its cybersecurity risk profile in accordance with its compliance policies and procedures. To mitigate the risks from cybersecurity threats posed by third parties, USCF conducts due diligence on its critical third-party service providers with respect to (1) the cybersecurity programs and policies that they have in place as well as how they safeguard sensitive information, and (2) how those programs and policies apply to customers, including USCF and BNO.

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

Item 2. Properties.

Not applicable.

Item 3. Legal Proceedings.

From time to time, BNO may be involved in legal proceedings arising primarily from the ordinary course of its business. In addition, USCF, as the general partner of BNO and the Related Public Funds may, from time to time, be involved in litigation arising out of its operations in the ordinary course of business. Except as described herein, neither BNO nor USCF is not currently party to any material legal proceedings.

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

As of December 31, 2024, BNO had approximately 12,840 holders of shares.

Dividends

BNO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 106 baskets (comprising 5,300,000 shares) and 157 baskets (comprising 7,850,000 shares) for the three and twelve months ended December 31, 2024, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Share	Average Price Per
Period	Redeemed	Share
10/1/24 to 10/31/24	3,850,000	$29.77
11/1/24 to 11/30/24	650,000	29.28
12/1/24 to 12/31/24	800,000	29.43
Total	5,300,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States Brent Oil Fund, LP (“BNO”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding the plans and objectives of management for future operations. This information may involve known and unknown risks, uncertainties and other factors that may cause BNO’s actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. BNO believes these factors include, but are not limited to, the following: changes in inflation in the United States, movements in U.S. and foreign currencies, market volatility in the commodities markets and futures markets, in part attributable to the COVID-19 pandemic in February 2020, the Russia-Ukraine war and conflicts in the Middle East. Forward-looking statements, which involve assumptions and describe BNO’s future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project,” the negative of these words, other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and BNO cannot assure investors that the projections included in these forward-looking statements will come to pass. BNO’s actual results could differ materially from those expressed or implied by the forward-looking statements as a result of various factors.

BNO has based the forward-looking statements included in this annual report on Form 10-K on information available to it on the date of this annual report on Form 10-K, and BNO assumes no obligation to update any such forward-looking statements. Although BNO undertakes no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, investors are advised to consult any additional disclosures that BNO may make directly to them or through reports that BNO files in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8- K.

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

BNO invests primarily in futures contracts for crude oil, diesel-heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the ICE Futures, the New York Mercantile Exchange (the “NYMEX”), or other U.S. and foreign exchanges (collectively, “Futures Contracts”) and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or in view of market conditions, other oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and OTC swaps that are based on the price of crude oil, petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments collectively are referred to as “Crude Oil Interests” in this annual report on Form 10-K.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of December 31, 2024, BNO held 1,535 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the fiscal year ended December 31, 2024, BNO did not exceed accountability levels imposed by the ICE Futures Europe or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. For the year ended December 31, 2024, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

BNO may be subject to interest rate risk, which may prevent BNO from investing fully at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in BNO’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and BNO may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasury Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in risk interest rate environments, it is possible that the Treasury Bills held by BNO will decline in value. When interest rates fall, BNO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven trend during the year ended December 31, 2024. The price of the Benchmark Futures Contract started the year at $77.04 per barrel. The high of the year was on April 5, 2024 when the price reached $91.17 per barrel. The low for the year was on September 10, 2024, which was $69.19 per barrel. The year ended with the Benchmark Futures Contract at $74.64 per barrel, a decrease of approximately (3.12)% over the year. BNO’s per share NAV began the year at $27.39 and ended the year at $30.14 on December 31, 2024, an increase of approximately 10.04% over the year. The Benchmark Futures Contract prices listed above began with the March 2024 contracts and ended with the March 2025 contracts. A decrease of approximately (3.12)% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the year ended December 31, 2024, the Brent crude oil futures experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of December 31, 2024, BNO had 3,800,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by BNO than are outstanding due to the redemption of shares.

As of December 31, 2024, BNO had the following Authorized Participants: ABN AMRO Clearing USA LLC, Citadel Securities LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Americas LLC.

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Per share net asset value, end of year	$30.14	$27.39
Average daily total net assets	$146,504,989	$187,828,085
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$7,233,652	$8,584,086
Annualized yield based on average daily total net assets	4.94%	4.57%
Management fee	$1,098,840	$1,408,752
Total fees and other expenses excluding management fees	$576,915	$358,043
Total commissions accrued to brokers	$113,944	$145,599
Total commissions as annualized percentage of average total net assets	0.08%	0.08%

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

The increase in the per share NAV for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to higher prices for Brent crude oil and the related increase in the value of the Crude Oil Futures Contracts in which BNO held and traded.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was higher during the year ended December 31, 2024, compared to the year ended December 31, 2023. To the degree that the aggregate yield is higher, the net expense ratio, inclusive of income, will be lower.

The increase in total fees and other expenses excluding management fees for the year ended December 31, 2024, compared to the year ended December 31, 2023 was due primarily to an increase in professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a lower number of Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2024, the average daily change in the average of the prices of the Benchmark Futures Contracts was 0.204%, while the average daily change in the per share NAV of BNO over the same time period was 0.218%. The average daily difference was 0.014% (or 1.4 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed was within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to December 31, 2024, the average daily change in the Benchmark Futures Contract was 0.029%, while the average daily change in the per share NAV of BNO over the same time period was 0.030%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended December 31, 2024, the last trading day in December. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2024.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

.

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

For the year ended December 31, 2024, the actual total return of BNO as measured by changes in its per share NAV was 10.04%. This is based on an initial per share NAV of $27.39 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $30.14. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $28.49 as of December 31, 2024, for a total return over the relevant time period of 4.03% The difference between the actual per share NAV total return of BNO of 10.04% and the expected total return based on the Benchmark Futures Contract of 4.03% was a difference over the time period of 6.01%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2023, the actual total return of BNO as measured by changes in its per share NAV was (3.08)%. This is based on an initial per share NAV of $28.26 as of December 31, 2022 and an ending per share NAV as of December 31, 2023 of $27.39. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $26.39 as of December 31, 2023, for a total return over the relevant time period of (6.62)% The difference between the actual per share NAV total return of BNO of (3.08)% and the expected total return based on the Benchmark Futures Contract of (6.62)% was a difference over the time period of 3.54%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract in addition to the foregoing.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be higher or lower relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2024, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2024. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by BNO may continue to be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2024, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, BNO may invest in Other Crude Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that BNO must pay to the swap counterparty certain fees that BNO does not have to pay for transactions executed on exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12- month contracts from the near month price for the 10-year period between December 31, 2014 and December 31, 2024. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring 2020. Likewise, contango returned to moderate levels in May of 2020. During year ended December 31, 2024, Brent crude oil futures were in a state of backwardation as measured by the difference between the front month and the second month contract.

Periods of contango or backwardation have not materially impacted BNO’s investment objective of having the daily percentage changes in its per share NAV track the daily percentage changes in the price of the Benchmark Futures Contract. This is because since the impact of backwardation and contango tended to equally impact the daily percentage changes in price of both BNO’s shares and the Benchmark Futures Contract. It is impossible to predict with any degree of certainty whether backwardation or contango will occur in the future. It is likely that both conditions will occur during different periods.

Brent Crude Oil Market. During the year ended December 31, 2024, the price of the front month Brent crude oil future contract traded in a range between $69.19 to $91.17. Brent crude prices decreased (3.12)% from December 31, 2023 through December 31, 2024 to finish the year at $74.64.

The early 2020’s witnessed extraordinary events in global financial markets, and crude oil offered no exception. During the first half of 2020, simultaneous demand and supply shocks led to unparalleled risk and volatility in oil futures markets. The oil demand shock was caused by the COVID-19 pandemic and the oil supply shock was caused by a Saudi-Russia price war. These twin shocks, which had never occurred at the same time before, caused several unprecedented effects. First, the front month WTI Oil Futures Contract traded at negative prices for the first and only time in history. WTI crude oil hit an all-time closing low of $(37.63) on April 20, 2020, while Brent crude reached its lowest level since the early 2000’s, closing at $19.33 on April 21, 2020. Second, annualized volatility of front month WTI crude oil futures prices reached 984% in May 2020 after averaging 25% in the first two months of 2020 and 35% in 2019. The volatility includes several record-breaking returns that occurred between March and May of 2020. Brent futures volatility also rose dramatically but peaked at a much lower 147% annualized. Third, WTI Oil Futures Contracts, which typically move together (i.e., increase or decrease) about 99% of the time, often moved in opposite directions, with daily correlation dropping to (24%). Fourth, futures curves, which can exhibit conditions known as “contango” and “backwardation” (as discussed above), moved into an extreme formation that some market experts referred to as “super contango.” This was a result of extreme bearishness in spot prices, which saw the front month WTI Oil Futures Contract detach from the rest of the futures curve and fall to an extreme position relative to later dated futures contracts. These last two effects did not occur with Brent crude oil futures, however contango did reach record levels.

As economies reopened and OPEC+ supply cuts were absorbed by the market, WTI crude oil prices rose from all-time lows and conditions for a new bull market emerged. Bullish fundamentals for crude oil prices were already in place when Russia invaded Ukraine in February of 2022. The war led to another round of heightened volatility and higher prices. Crude oil peaked in May 2022, then declined for the remainder of the year. Since early 2023, crude oil prices have traded mostly between approximately $65 to $80, with several prominent price reversals.

In the fourth quarter of 2024, U.S. crude oil production averaged 13.5 mbd. U.S. production has risen since the height of the COVID-19 pandemic in 2020. OPEC crude production has mostly declined since late 2022 as the cartel has supported prices with voluntary output cuts. Globally, the U.S. Energy Information Administration estimates that crude oil supply will slightly exceed demand in 2025 by 0.3 mbd, while the International Energy Agency expects a 0.7 mbd supply surplus. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. OPEC has fiercely supported prices with voluntary cuts and production quotas over the last several years. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024, but delayed and made adjustments to these plans several times. OPEC may continue to restrict production if conditions warrant. However, pressure from the Trump administration may tip the scales in favor of those in the cartel who wish to increase production sooner than later. If OPEC’s strategic focus shifts from price support to market share defense, prices could come under pressure. Even if OPEC continues to postpone the unwinding of its cuts and voluntary quotas, any sluggishness in the global economy could weigh on prices. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and it is likely that ongoing growth in U.S. production will continue along the same trajectory. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

The current geopolitical situation adds complexity to the supply-demand equation. While tensions in the Middle East seem to be abating, the region remains a flash point for risk to crude oil supply. Likewise, the Russia-Ukraine war has the potential to create further supply disruptions and price volatility due to sanctions and disruptions. Finally, tariffs and other global trade dynamics could curtail the free flow of supply, potentially increasing prices.

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

For the ten-year time period between December 31, 2014 and December 31, 2024, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 10 Years
	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE	Crude Oil	Unleaded
Correlation Matrix 10 Years	(S&P 600)	(BEUSG4 Index)	World Index)	(WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.124	0.979	0.351	0.455	0.200	0.412
US Gov’t Bonds (BEUSG4 Index)		1.000	0.140	(0.260)	(0.197)	(0.408)	(0.316)
Global Equities (FTSE World Index)			1.000	0.395	0.493	0.239	0.457
Crude Oil (WTI)				1.000	0.742	0.741	0.908
Unleaded Gasoline					1.000	0.632	0.797
Heating Oil						1.000	0.790
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year
	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE		Unleaded
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	World Index)	Crude Oil	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.622	0.968	(0.170)	(0.057)	(0.318)	(0.176)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.744	(0.501)	(0.309)	(0.453)	(0.556)
Global Equities (FTSE World Index)			1.000	(0.283)	(0.098)	(0.473)	(0.305)
Crude Oil				1.000	0.858	0.779	0.942
Unleaded Gasoline					1.000	0.439	0.760
Heating Oil						1.000	0.756
Brent Oil							1.000
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

For the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The comparison of the fiscal years ended December 31, 2023 and 2022 can be found in BNO’s annual report on Form 10-K for the fiscal year ended December 31, 2023 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the year ended December 31, 2024, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2024, BNO did not use other assets to expenses. To the extent income exceeds expenses, BNO’s NAV will be positively impacted.

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

USCF endeavors to have the value of BNO’s Treasuries, cash and cash equivalents, whether held by BNO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Crude Oil-Related Investments.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Oil Futures Contracts. During the year ended December 31, 2024, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

USCF attempts to manage the credit risk of BNO by following various trading limitations and policies. In particular, BNO generally posts margin and/or holds liquid assets that are approximately equal to the market value of its obligations to counterparties under the Oil Futures Contracts and Other Crude Oil-Related Investments it holds. USCF has implemented procedures that include, but are not limited to, executing and clearing trades only with creditworthy parties and/or requiring the posting of collateral or margin by such parties for the benefit of BNO to limit its credit exposure. An FCM, when acting on behalf of BNO in accepting orders to purchase or sell Oil Futures Contracts on United States exchanges, is required by CFTC regulations to separately account for and segregate as belonging to BNO, all assets of BNO relating to domestic Oil Futures Contracts trading. These FCMs are not allowed to commingle BNO’s assets with their other assets. In addition, the CFTC requires FCMs to hold in a secure account BNO’s assets related to foreign Futures Contracts.

In the future, BNO may purchase OTC swaps, see “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this annual report on Form 10-K for a discussion of OTC swaps.

As of December 31, 2024, BNO held cash deposits and investments in Treasuries and money market funds in the amount of $111,818,839 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2024, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

USCF agreed to pay the start-up costs associated with the formation of BNO, primarily its legal, accounting and other costs in connection with USCF’s, registration with the CFTC as a CPO and the registration and listing of BNO and its shares with the SEC, FINRA and NYSE Arca, respectively. However, since BNO’s initial offering of shares, offering costs incurred in connection with registering and listing additional shares of BNO have been directly borne on an ongoing basis by BNO, and not by USCF.

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

As of December 31, 2024, BNO held 1,535 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on BNO’s website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Crude Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the BNO website, BNO may make available portfolio holdings information to Authorized Participants that reflects BNO’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, BNO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association that provides for the netting of its overall exposure to its counterparty, if the counterparty is unable to meet its obligations to BNO due to the occurrence of a specified event, such as the insolvency of the counterparty, and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty, and requires the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty.

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

During the reporting period of this annual report on Form 10-K, BNO did not have any OTC derivatives activities.

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

Item 8. Financial Statements and Supplementary Data

United States Brent Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of BNO’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2024, BNO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Brent Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States Brent Oil Fund, LP (the “Fund”) as of December 31, 2024 and 2023, the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023 and the results of its operations, changes in partners' capital, and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

The Fund’s financial statements and internal control over financial reporting for the year ended December 31, 2022 were audited by other auditors whose report dated February 27, 2023, expressed an unqualified opinion on those financial statements and internal control over financial reporting.

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

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

February 28, 2025

United States Brent Oil Fund, LP

Statements of Financial Condition

At December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
Assets
Cash and cash equivalents (at cost $80,077,619 and $78,711,966, respectively) (Notes 2 and 5)	$80,077,619	$78,711,966
Equity in trading accounts:
Cash and cash equivalents (at cost $31,741,220 and $52,224,445, respectively)	31,741,220	52,224,445
Unrealized gain (loss) on open commodity futures contracts	2,601,040	(1,181,530)
Dividends receivable	314,421	368,631
Interest receivable	134,852	219,592
Prepaid insurance	4,715	10,579

Total Assets	$114,873,867	$130,353,683

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$77,477	$88,365
Professional fees payable	264,182	179,686
Brokerage commissions payable	163	163
Directors’ fees payable	3,874	3,092

Total Liabilities	345,696	271,306

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	114,528,171	130,082,377
Total Partners’ Capital	114,528,171	130,082,377

Total Liabilities and Partners’ Capital	$114,873,867	$130,353,683

Limited Partners’ shares outstanding	3,800,000	4,750,000
Net asset value per share	$30.14	$27.39
Market value per share	$29.95	$27.31

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO March 2025 contracts, expiring January 2025*	$111,971,360	1,535	$2,601,040	2.27

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	75,000,000	75,000,000	65.49
Total United States Money Market Funds		$75,000,000	65.49

*	Collateral amounted to $31,741,220 on open commodity futures contracts.
#	Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2023

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO March 2023 contracts, expiring January 2023*	$131,302,090	1,689	$(1,181,530)	(0.91)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 5.27%#	76,785,000	$76,785,000	59.03
Total United States Money Market Funds		$76,785,000	59.03

# Reflects the 7-day yield at December 31, 2023.

* Collateral amounted to $52,224,445 on open commodity futures contracts.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Operations

For the years ended December 31, 2024, 2023 and 2022

	Year ended	Year ended	Year ended
	December 31, 2024	December 31, 2023	December 31, 2022
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$1,237,760	$5,488,970	$79,019,530
Change in unrealized gain (loss) on open commodity futures contracts	3,782,570	(16,427,730)	2,763,860
Dividend income	3,546,261	4,877,534	1,727,518
Interest income	3,687,391	3,706,552	1,678,149
ETF transaction fees	19,600	29,750	26,950
Total Income (Loss)	$12,273,582	$(2,324,924)	$85,216,007

Expenses
General Partner management fees (Note 3)	$1,098,840	$1,408,752	$1,977,435
Professional fees	412,845	132,195	239,277
Brokerage commissions	113,944	145,599	181,930
Directors’ fees and insurance	50,126	80,249	82,611
License fees	—	—	6,375
Registration fees	—	—	157,620
Total Expenses	$1,675,755	1,766,795	2,645,248
Net Income (Loss)	$10,597,827	$(4,091,719)	$82,570,759
Net Income (Loss) per limited partner share	$2.75	$(0.87)	$7.39
Net Income (Loss) per weighted average limited partner share	$2.17	$(0.60)	$9.19
Weighted average limited partner shares outstanding	4,876,503	6,772,877	8,988,493

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2024, 2023 and 2022

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Balances at beginning of year	$130,082,377	$231,742,309	$226,412,461
Addition of 6,900,000, 4,450,000 and 7,750,000 partnership shares, respectively	208,175,789	122,821,101	234,507,181
Redemption of (7,850,000), (7,900,000) and (10,400,000) partnership shares, respectively	(234,327,822)	(220,389,314)	(311,748,092)
Net income (loss)	10,597,827	(4,091,719)	82,570,759

Balances at end of year	$114,528,171	$130,082,377	$231,742,309

*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2024, 2023 and 2022

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$10,597,827	$(4,091,719)	$82,570,759
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(3,782,570)	16,427,730	(2,763,860)
(Increase) decrease in related party receivable	—	—	4,500,000
(Increase) decrease in dividends receivable	54,210	14,758	(380,132)
(Increase) decrease in interest receivable	84,740	129,482	(344,674)
(Increase) decrease in prepaid insurance	5,864	3,202	1,116
(Increase) decrease in ETF transaction fees receivable	—	350	(350)
Increase (decrease) in General Partner management fees payable	(10,888)	(68,885)	12,168
Increase (decrease) in professional fees payable	84,496	(289,732)	223,510
Increase (decrease) in brokerage commissions payable	—	163	(13,287)
Increase (decrease) in directors’ fees payable	782	(1,864)	748
Increase decrease in registration fees payable	—	—	(164,568)
Net cash provided by (used in) operating activities	7,034,461	12,123,485	83,641,430

Cash Flows from Financing Activities:
Addition of partnership shares	208,175,789	122,821,101	234,507,181
Redemption of partnership shares	(234,327,822)	(223,134,431)	(309,002,975)
Net cash provided by (used in) financing activities	(26,152,033)	(100,313,330)	(74,495,794)

Net Increase (Decrease) in Cash and Cash Equivalents	(19,117,572)	(88,189,845)	9,145,636

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	130,936,411	219,126,256	209,980,620
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$111,818,839	$130,936,411	$219,126,256

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$80,077,619	$78,711,966	$98,669,335
Equity in Trading Accounts:
Cash and cash equivalents	31,741,220	52,224,445	120,456,921
Total Cash, Cash Equivalents and Equity in Trading Accounts	$111,818,839	$130,936,411	$219,126,256

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2024, 2023 2022

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

BNO seeks to achieve its investment objective by investing primarily in futures contracts for crude oil, heating oil, gasoline, natural gas and other petroleum-based fuels that are traded on the New York Mercantile Exchange (the “NYMEX”), the ICE Futures Europe and ICE Futures U.S. (together, “ICE Futures”) or other U.S. and foreign exchanges (collectively, “Futures Contracts”), and to a lesser extent, in order to comply with regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s future commission merchants (“FCMs”), counterparties or other market participants), liquidity requirements, or in view of market conditions, and other crude oil-related investments such as cash-settled options on Futures Contracts, forward contracts for crude oil, cleared swap contracts and non-exchange traded (“over-the-counter” or “OTC”) transactions that are based on the price of crude oil and other petroleum-based fuels, Futures Contracts and indices based on the foregoing (collectively, “Other Crude Oil-Related Investments”). Market conditions that USCF currently anticipates could cause BNO to invest in Other Crude Oil-Related Investments include, but are not limited to, those allowing BNO to obtain greater liquidity or to execute transactions with more favorable pricing. For convenience and unless otherwise specified, Futures Contracts and Other Crude Oil-Related Investments, collectively are referred to as “Crude Oil Interests” in the notes to the financial statements.

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

As of December 31, 2024, BNO held 1,535 any Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

Revenue Recognition

Commodity futures contracts, swap and forward contracts, physical commodities and related options are recorded on the trade date. All such transactions are recorded on the identified cost basis and marked to market daily. Unrealized gains or losses on open contracts are reflected in the statements of financial condition and represent the difference between the original contract amount and the market value (as determined by exchange settlement prices for futures contracts and related options and cash dealer prices at a predetermined time for swap and forward contracts, physical commodities, and their related options) as of the last business day of the year or as of the last date of the financial statements. Changes in the unrealized gains or losses between periods are reflected in the statements of operations. BNO earns income on funds held at the custodian or FCMs at prevailing market rates earned on such investments.

Brokerage Commissions

Brokerage commissions on all open commodity futures contracts are accrued on a full-turn basis.

Income Taxes

BNO is not subject to federal income taxes; each partner reports his/her allocable share of income, gain, loss, deductions or credits on his/her own income tax return.

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2024.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2024.

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

Recently Issued Accounting Pronouncement

BNO adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). BNO operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of BNO, as prescribed in BNO’s prospectus. The Chief Operating Decision Maker (“CODM”) is the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2024, 2023 and 2022, BNO incurred $0, $0 and $157,620, respectively, in registration fees and offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2024 were $50,126 for BNO and, in the aggregate for BNO and the Related Public Funds, $916,574. For the year ended, December 31, 2023, these fees and expense were, $80,249 for BNO and, in the aggregate for BNO and Related Public Funds, $1,210,000. For the year ended December 31, 2022, these fees and expenses were $82,611 for BNO and, in the aggregate for BNO and Related Public Funds, $1,258,000.

Licensing Fees

As discussed in Note 4 below, BNO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, BNO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the years ended December 31, 2024, 2023 and 2022, BNO incurred $0, $0 and $6,375, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs were $385,395 for the year ending December 31, 2024. For the years ending December 31, 2023, and 2022 BNO’s investor reporting costs totaled $123,795 and $239,277 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Total commissions accrued to brokers	$113,944	$145,599	$181,930
Total commissions as annualized percentage of average total net assets	0.08%	0.08%	0.07%

The decrease in total commissions accrued to brokers for the year ended December 31, 2024, compared to the year ended December 31, 2023, was due primarily to a lower number of Futures Contracts being held and traded.

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

All of the futures contracts held by BNO through December 31, 2024, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2024 and December 31, 2023, BNO held investments in money market funds in the amounts of $75,000,000 and $76,785,000, respectively. BNO also holds cash deposits with its custodian. As of December 31, 2024 and December 31, 2023, BNO held cash deposits in the amounts of $36,818,839 and $54,151,411 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2024, the monthly average volume of open future contract notional value was $142,038,374. For the year ended December 31, 2023, the monthly average volume of open future contract notional values was $188,237,167.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2024, 2023 and 2022 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2024	2023	2022
Per Share Operating Performance:
Net asset value, beginning of year	$27.39	$28.26	$20.87
Total income (loss)	3.09	(0.61)	7.68
Total expenses	(0.34)	(0.26)	(0.29)
Net increase (decrease) in net asset value	2.75	(0.87)	7.39
Net asset value, end of year	$30.14	$27.39	$28.26

Total Return	10.04%	(3.08)%	35.41%

Ratios to Average Net Assets
Total income (loss)	8.38%	(1.24)%	32.32%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	0.39%	0.19%	0.25%
Net income (loss)	7.23%	(2.18)%	31.32%

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2024 and 2023.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$20,613,253	$1,016,871	$(22,009,901)	$12,653,359
Total Expenses	396,377	384,206	483,708	411,464
Net Income (Loss)	$20,216,876	$632,665	$(22,493,609)	$12,241,895
Net Income (Loss) per Share	$4.57	$0.21	$(3.89)	$1.86

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2023	2023	2023	2023
Total Income (Loss)	$(13,512,234)	$(5,234,958)	$38,927,613	$(22,505,345)
Total Expenses	520,938	438,990	405,917	400,950
Net Income (Loss)	$(14,033,172)	$(5,673,948)	$38,521,696	$(22,906,295)
Net Income (Loss) per Share	$(1.63)	$(1.14)	$6.57	$(4.67)

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

The following table summarizes the valuation of BNO’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$75,000,000	$75,000,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,601,040	2,601,040	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2023 using the fair value hierarchy:

At December 31, 2023	Total	Level I	Level II	Level III
Short-Term Investments	$76,785,000	$76,785,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,181,530)	(1,181,530)	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
Derivatives not Accounted	Financial	Fair Value at	Fair Value at
for as Hedging	Condition	December 31,	December 31,
Instruments	Location	2024	2023
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$2,601,040	$(1,181,530)

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2024		December 31, 2023		December 31, 2022
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$1,237,760		$5,488,970		$79,019,530

	Change in unrealized gain (loss) on open commodity futures contracts		$3,782,570		$(16,427,730)		$2,763,860

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5 - 1 or non - Rule 10b5 - 1 trading arrangement (as such terms are defined in Item 408 of Regulation S - K of the Securities Act of 1933) for the three - month period ended December 31, 2024.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. BNO has no executive officers. Pursuant to the terms of the LP Agreement, BNO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	53	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	61	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	64	Chief Operating Officer and Portfolio Manager
Robert L. Nguyen	65	Management Director
Kathryn D. Rooney	52	Management Director, Chief Marketing Officer
Daphne G. Frydman	50	Director of Compliance
Ray W. Allen	68	Portfolio Manager
Kevin A. Baum	54	Chief Investment Officer
Gordon L. Ellis	78	Independent Director
Malcolm R. Fobes III	60	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 68, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 54, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 61, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 50, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 53, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 64, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim served as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and has served as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, and (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Robert L. Nguyen, 65, Management Director and principal since July 2015. Mr. Nguyen served on the Board of USCF Investments from December 2014 to December 2016. Mr. Nguyen co-founded USCF in 2005 and served as a Management Director until March 2012. Mr. Nguyen was an Investment Manager with Ribera Investment Management, an investment adviser registered under the Investment Advisers Act of 1940, from January 2013 to March 2015. Prior to and concurrent with his services to USCF, from January 2000 to January 2013, Mr. Nguyen served as a Managing Principal for Ameristock Corporation, a California-based investment adviser registered under the Investment Advisers Act of 1940, which he co-founded in March 1995. Mr. Nguyen was a principal of USCF listed with the CFTC and NFA from November 2005 through March 2012 and an associated person of USCF listed with the CFTC and NFA from November 2007 through March 2012. Mr. Nguyen has been a principal of USCF listed with the CFTC and NFA since July 2015 and an associated person of USCF listed with the CFTC and NFA since December 2015. As of February 2017, he also is an associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Nguyen earned his B.S. from California State University at Sacramento, and holds NFA Series 3 and FINRA Series 7 registrations.

Kathryn D. Rooney, 52, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 78, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 60, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 67, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Scott Schoenberger, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Robert L. Nguyen, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in BNO. Ray W. Allen makes trading and investment decisions for BNO. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of BNO. In addition, John P. Love, Robert L. Nguyen, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, and Maya Lowry are registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Insider Trading Policy

USCF has adopted an insider trading policy applicable to USCF’s directors, officers and employees, which is included as an exhibit to this annual report on Form 10-K.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

BNO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of BNO and other entities controlled by USCF. BNO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. BNO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of average daily total net assets. For 2024, BNO accrued aggregate management fees of $1,098,840.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2024, by the directors of USCF. BNO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2024 was $50,126.

Change in
Pension Value
	Fees				and
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	NA	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	NA	$—	$—
Robert L. Nguyen	$—	NA	NA	NA	NA	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	NA	$—	$—
Independent Directors
Peter M. Robinson	$4,863	NA	NA	NA	NA	$—	$4,863
Gordon L. Ellis	$4,863	NA	NA	NA	NA	$—	$4,863
Malcolm R. Fobes III(1)	$5,836	NA	NA	NA	NA	$—	$5,836

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

Director Independence

In February 2024, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, BNO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to BNO by its independent auditors for the last two fiscal years are as follows:

	2024	2023
Audit fees	$42,500	$52,500
Audit-related fees	—	—
Tax fees	17,000	17,000
All other fees	5,000	5,000
	$64,500	$74,500

Audit fees consist of fees paid to Cohen & Company, Ltd. for (i) the audit of BNO’s annual financial statements included in the annual report on Form 10-K, and review of financial statements included in the quarterly reports on Form 10-Q and certain of BNO’s current reports on Form 8-K; (ii) the audit of BNO’s internal control over financial reporting included in the annual report on Form 10-K; and (iii) services that are normally provided by the Independent Registered Public Accountants in connection with statutory and regulatory filings of registration statements.

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(4)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
3.3(5)	Fourth Amended and Restated Agreement of Limited Partnership.
4.1(12)	Description of Securities
10.1(6)	Form of Authorized Participant Agreement.
10.2(11)	Form of Custody Agreement with The Bank of New York Mellon.
10.3(11)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.4(11)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.5(3)	Marketing Agent Agreement.
10.6(2)	Amendment No. 1 to the Marketing Agent Agreement.
10.7(7)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC. Capital Markets LLC.
10.8(8)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.9(9)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.10(10)	Form of Customer Agreement with Macquarie Futures USA LLC.
19.1(14)	Insider Trading Policies and Procedures
23.1(14)	Consent of Independent Registered Public Accounting Firm.
31.1(14)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(14)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(14)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(14)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(13)	Dodd-Frank Compensation Recoupment Policy.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162015) filed on September 18, 2009.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 16, 2010.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.

(6)	Incorporated by reference to Registrant’s Post-Effective Amendment No. 2 to Form S-1 (File No. 333-187501), filed on March 31, 2016.
(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 15, 2020.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2019, filed on March 13.
(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2023, filed on February 29, 2024.
(14)	Filed herewith.

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

Date: February 28, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 28, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	February 28, 2025
Kathryn D. Rooney

/s/ John P. Love	Management Director	February 28, 2025
John P. Love

/s/ Stuart P. Crumbaugh	Management Director	February 28, 2025
Stuart P. Crumbaugh

/s/ Robert L. Nguyen	Management Director	February 28, 2025
Robert L. Nguyen

/s/ Peter M. Robinson	Independent Director	February 28, 2025
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 28, 2025
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 28, 2025
Malcolm R. Fobes III