Form 10-Q
period 2025-03-31
United States Brent Oil Fund, LP
filed 2025-05-09
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 3,050,000 outstanding shares as of May 7, 2025.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Brent Oil Fund, LP

Statements of Financial Condition

At March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $61,937,071 and $80,077,619, respectively) (Notes 2 and 5)	$61,937,071	$80,077,619
Equity in trading accounts:
Cash and cash equivalents (at cost $30,648,629 and $31,741,220, respectively)	30,648,629	31,741,220
Unrealized gain (loss) on open commodity futures contracts	5,414,320	2,601,040
Dividends receivable	181,007	314,421
Interest receivable	135,463	134,852
Prepaid insurance	30,247	4,715

Total Assets	$98,346,737	$114,873,867

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$58,443	$77,477
Professional fees payable	223,922	264,182
Brokerage commissions payable	163	163
Directors’ fees payable	3,168	3,874

Total Liabilities	285,696	345,696

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	98,061,041	114,528,171
Total Partners’ Capital	98,061,041	114,528,171

Total Liabilities and Partners’ Capital	$98,346,737	$114,873,867

Limited Partners’ shares outstanding	3,150,000	3,800,000
Net asset value per share	$31.13	$30.14
Market value per share	$31.11	$29.95

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments (Unaudited)

At March 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO June 2025 contracts, expiring April 2025*	$92,683,920	1,312	$5,414,320	5.52

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.27%#	50,000,000	50,000,000	50.99
Total United States Money Market Funds		$50,000,000	50.99

*Collateral amounted to $30,648,629 on open commodity futures contracts.

#Reflects the 7-day yield at March 31, 2025.

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

*Collateral amounted to $31,741,220 on open commodity futures contracts.

#Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$1,364,110	$15,598,410
Change in unrealized gain (loss) on open commodity futures contracts	2,813,280	3,351,170
Dividend income	614,741	891,698
Interest income	388,258	768,475
ETF transaction fees	7,700	3,500
Total Income (Loss)	$5,188,089	$20,613,253

Expenses
General Partner management fees (Note 3)	$183,818	$247,939
Professional fees	80,001	110,156
Brokerage commissions	20,943	23,399
Directors’ fees and insurance	8,190	14,883
Total Expenses	$292,952	$396,377
Net Income (Loss)	$4,895,137	$20,216,876
Net Income (Loss) per limited partner share	$0.99	$4.57
Net Income (Loss) per weighted average limited partner share	$1.51	$4.46
Weighted average limited partner shares outstanding	3,233,333	4,529,121

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statement of Changes in Partners’ Capital (Unaudited)

For the three months ended March 31, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Balances at beginning of period	$114,528,171	$130,082,377
Addition of 1,350,000 and 300,000 partnership shares, respectively	42,501,027	8,311,953
Redemption of (2,000,000) and (850,000) partnership shares, respectively	(63,863,294)	(24,392,760)
Net income (loss)	4,895,137	20,216,876

Balances at end of period	$98,061,041	$134,218,446

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income (loss)	$4,895,137	$20,216,876
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	(2,813,280)	(3,351,170)
(Increase) decrease in dividends receivable	133,414	115,330
(Increase) decrease in interest receivable	(611)	(93,975)
(Increase) decrease in prepaid insurance	(25,532)	(16,491)
Increase (decrease) in General Partner management fees payable	(19,034)	(5,011)
Increase (decrease) in professional fees payable	(40,260)	(70,698)
Increase (decrease) in directors’ fees payable	(706)	45
Net cash provided by (used in) operating activities	2,129,128	16,794,906

Cash Flows from Financing Activities:
Addition of partnership shares	42,501,027	8,311,953
Redemption of partnership shares	(63,863,294)	(24,392,760)
Net cash provided by (used in) financing activities	(21,362,267)	(16,080,807)

Net Increase (Decrease) in Cash and Cash Equivalents	(19,233,139)	714,099

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	111,818,839	130,936,411
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$92,585,700	$131,650,510

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$61,937,071	$93,380,409
Equity in Trading Accounts:
Cash and cash equivalents	30,648,629	38,270,101
Total Cash, Cash Equivalents and Equity in Trading Accounts	$92,585,700	$131,650,510

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended March 31, 2025

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

In addition, USCF believes that market arbitrage opportunities will cause daily changes in BNO’s share price on the NYSE Arca on a percentage basis to closely track daily changes in BNO’s per share NAV on a percentage basis. USCF further believes that the daily changes in the price of the Benchmark Futures Contract have historically tracked the daily changes in the spot price of Brent crude oil. USCF believes that the net effect of these relationships will be that the daily changes in the price of BNO’s shares on the NYSE Arca on a percentage basis will closely track the daily changes in the spot price of Brent crude oil on a percentage basis, plus interest earned on BNO’s collateral holdings less BNO’s expenses.

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

As of March 31, 2025, BNO held 1,312 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the SEC and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the financial statements for the interim period.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended March 31, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at March 31, 2025.

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

Recently Issued Accounting Pronouncement

BNO adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) -Improvements to Reportable Segment Disclosures (“ASU 2023-07”). BNO operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of BNO, as prescribed in BNO’s prospectus. The Chief Operating Decision Maker (“CODM”) is the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the three months ended March 31, 2025 and 2024, BNO did not incur registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 are estimated to be a total of $48,000 for BNO and, in the aggregate for BNO and the Related Public Funds, $883,000.

Licensing Fees

As discussed in Note 4 below, BNO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, BNO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the three months ended March 31, 2025 and 2024, BNO did not incur licensing fees under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $300,000 for the year ending December 31, 2025. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013. BNO has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets Inc., formerly E D & F Man Capital Markets, Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services, Inc. (“ADMIS”) to serve as additional FCMs to BNO effective on May 28, 2020, June 5, 2020, December 3, 2020, and August 8, 2023, respectively. The agreements with BNO’s FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, Other Crude Oil - Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Total commissions accrued to brokers	$20,943	$23,399
Total commissions as annualized percentage of average total net assets	0.09%	0.07%

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of Futures Contracts being held and traded.

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

Market volatility is attributable to things like the COVID-19 pandemic and related supply chain disruptions, war (such as the Russia-Ukraine war), continuing disputes among natural gas-producing countries, the introduction of or changes in tariffs or trade barriers, and trade wars between nations. Events such as these, and others, could cause volatility in the future, which may affect the value, pricing and liquidity of some investments or other assets, including those held by or invested in by BNO and the impact of which could limit BNO’s ability to have a substantial portion of its assets invested in the Benchmark Futures Contract. In such a circumstance, BNO could, if it determined it appropriate to do so in light of market conditions and regulatory requirements, invest in other Futures Contracts and/or Other Crude Oil-Related Investments, such as OTC swaps.

All of the futures contracts held by BNO through March 31, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of March 31, 2025 and December 31, 2024, BNO held investments in money market funds in the amounts of $50,000,000 and $75,000,000 respectively. BNO also holds cash deposits with its custodian and FCMs. As of March 31, 2025 and December 31, 2024, BNO held cash deposits in the amounts of $42,585,700 and $36,818,839 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

For the three months ended March 31, 2025 and 2024, the monthly average volume of open future contract notional value was $100,590,950 and $131,678,040, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three months ended March 31, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$30.14	$27.39
Total income (loss)	1.08	4.66
Total expenses	(0.09)	(0.09)
Net increase (decrease) in net asset value	0.99	4.57
Net asset value, end of period	$31.13	$31.96

Total Return	3.28%	16.68%

Ratios to Average Net Assets
Total income (loss)	5.22%	15.49%
Management fees#	0.75%	0.75%
Total expenses excluding management fees#	0.45%	0.45%
Net income (loss)	4.92%	15.20%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at March 31, 2025 using the fair value hierarchy:

At March 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$50,000,000	$50,000,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	5,414,320	5,414,320	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$75,000,000	$75,000,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,601,040	2,601,040	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	March 31,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2025	2024
Futures - Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$5,414,320	$2,601,040

The Effect of Derivative Instruments on the Statements of Operations

		For the three months ended		For the three months ended
		March 31, 2025		March 31, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$1,364,110		$15,598,410

	Change in unrealized gain (loss) on open commodity futures contracts		$2,813,280		$3,351,170

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

Forward-Looking Information

This quarterly report on Form 10-Q, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this quarterly report on Form 10-Q that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, BNO’s operations, USCF’s plans and references to BNO’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this quarterly report on Form 10-Q, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this quarterly report on Form 10-Q are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, BNO’s operations or the value of its shares.

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

Introduction

BNO, a Delaware limited partnership, is a commodity pool that issues shares that may be traded on the NYSE Arca. The investment objective of BNO is for the daily changes in percentage terms of its shares’ per share NAV to reflect the daily changes, in percentage terms, of the spot price of Brent crude oil, as measured by the daily changes in the price of a specified short-term futures contract on Brent crude oil as traded on the ICE Futures Europe Exchange (the “ICE Futures”) that is the near month contract to expire, except when the near month contract is within two weeks of expiration, in which case it will be measured by the futures contract that is the next month contract to expire (the “Benchmark Futures Contract”), plus interest earned on BNO’s collateral holdings, less BNO’s expenses. “Near month contract” means the next contract traded on the ICE Futures due to expire. “Next month contract” means the first contract traded on the ICE Futures due to expire after the near month contract. BNO seeks to achieve its investment objective by investing so that the average daily percentage change in BNO’s NAV for any period of 30 successive valuation days will be within plus/minus ten percent (10%) of the average daily percentage changes in the price of the Benchmark Futures Contract over the same period. As a result, investors should be aware that BNO would meet its investment objective even if there are significant deviations between changes in its daily NAV and changes in the daily price of the Benchmark Futures Contract, provided that the average daily percentage change in BNO’s NAV over 30 successive valuation days is within plus/minus ten percent (10%) of the average daily percentage change in the price of the Benchmark Futures Contracts over the same period.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on BNO’s and the Related Public Funds’ activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of March 31, 2025, BNO held 1,312 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the three months ended March 31, 2025, BNO did not exceed accountability levels imposed by the ICE Futures Europe or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which BNO invests. For the three months ended March 31, 2025, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets. Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of Brent crude oil and the value, pricing, and liquidity of the investments or other assets held by BNO.

Geopolitical conflict, including war and armed conflicts (such as the Russia-Ukraine war, conflicts in the Middle East, and the expansion of such conflicts in surrounding areas), sanctions, the introduction of or changes in tariffs or trade barriers, global or local recessions, and acts of terrorism, can also, directly or indirectly, negatively impact, and/or cause volatility in, the price of Brent crude oil and the value, pricing, and liquidity of the investments or other assets held by BNO.

A negative impact on, or volatility in, the price of Brent crude oil or the value, pricing and liquidity of BNO’s investments or other assets resulting from the occurrence of any of the aforementioned events, or similar events, could cause you to lose all, or substantially all, of your investment in BNO.

BNO may be subject to interest rate risk, which may prevent BNO from investing fully at prevailing rates until any current investments in Treasuries Bills mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in BNO’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and BNO may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasuries Bills mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in rising interest rate environments, it is possible that the Treasuries Bills held by BNO will decline in value. When interest rates fall, BNO may be required to reinvest the proceeds from the sale, redemption or early prepayment of a Treasury Bill or money market security at a lower interest rate.

As inflation increases, the present value of BNO’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures. Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two-percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment, the value of BNO’s cash and Treasury investments may decline.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven trend during the three months ended March 31, 2025. The price of the Benchmark Futures Contract started the period at $74.64 per barrel. The high of the period was on January 15, 2025 when the price reached $82.03 per barrel. The low for the period was on March 10, 2025, which was $69.28 per barrel. The period ended with the Benchmark Futures Contract at $74.77 per barrel, an increase of approximately 0.17% over the period. BNO’s per share NAV began the period at $30.14 and ended the period at $31.13 on March 31, 2025, an increase of approximately 3.28% over the period. The Benchmark Futures Contract prices listed above began with the March 2025 contracts and ended with the June 2025 contracts. The increase of approximately 0.17% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the three months ended March 31, 2025, the Brent crude oil futures experienced states of both contango and backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of March 31, 2025, BNO had 3,150,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by BNO than are outstanding due to the redemption of shares.

As of March 31, 2025, BNO had the following Authorized Participants: ABN AMRO Clearing USA LLC, Citadel Securities LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Americas LLC.

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

	Three months ended	Three months ended
	March 31, 2025	March 31, 2024
Average daily total net assets	$99,398,144	$133,043,097
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,002,999	$1,660,173
Annualized yield based on average daily total net assets	4.09%	5.02%
Management fee	$183,818	$247,939
Total fees and other expenses excluding management fees	$109,134	$148,438
Total commissions accrued to brokers	$20,943	$23,399
Total commissions as annualized percentage of average total net assets	0.09%	0.07%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the three months ended March 31, 2025, compared to the three months ended March 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended March 31, 2025, the average daily change in price of the Benchmark Futures Contract was 0.049%, while the average daily change in the per share NAV of BNO over the same time period was 0.061%. The average daily difference was 0.012% (or 1.2 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to March 31, 2025, the average daily change in the Benchmark Futures Contract was 0.029%, while the average daily change in the per share NAV of BNO over the same time period was 0.030%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended March 31, 2025, the last trading day in March. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended March 31, 2025.

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

For the three months ended March 31, 2025, the actual total return of BNO as measured by changes in its per share NAV was 3.28%. This is based on an initial per share NAV of $30.14 as of December 31, 2024 and an ending per share NAV as of March 31, 2025 of $31.13. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $30.90 as of March 31, 2025, for a total return over the relevant time period of 2.53%. The difference between the actual per share NAV total return of BNO of 3.28% and the expected total return based on the Benchmark Futures Contract of 2.53% was a difference over the time period of 0.75%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the three months ended March 31, 2024, the actual total return of BNO as measured by changes in its per share NAV was 16.68%. This was based on an initial per share NAV of $27.39 as of December 31, 2023 and an ending per share NAV as of March 31, 2024 of $31.96. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $31.66 as of March 31, 2024, for a total return over the relevant time period of 15.59%. The difference between the actual per share NAV total return of BNO of 16.68% and the expected total return based on the Benchmark Futures Contract of 15.59% was a difference over the time period of 1.09%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract in addition to the foregoing.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher or lower than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be higher or lower relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the three months ended March 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by BNO may be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the three months ended March 31, 2025, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, BNO may invest in Other Crude Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that BNO must pay to the swap counterparty certain fees that BNO does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between March 31, 2015 and March 31, 2025. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the three months ended March 31, 2025, Brent crude oil futures were in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the three months ended March 31, 2025, the price of the front month Brent crude oil futures contract traded in a range between $69.28 to $82.03. Brent crude prices increased 0.13% from December 31, 2024 through March 31, 2025 to finish the quarter at $74.74.

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

In the first quarter of 2025, U.S. crude oil production averaged 13.5 mbd. U.S. production has risen since the height of the COVID-19 pandemic in 2020. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose moderately during the six months ending March 31, 2025, but remained well below pre- and post-pandemic highs.  OPEC fiercely supported prices with voluntary cuts and production quotas over the last several years. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 but delayed and adjusted these plans several times. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world's largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and it is likely that ongoing growth in U.S. production will continue along the same trajectory. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

In April of 2025, two events significantly increased risks to global energy prices, particularly crude oil. First, the Trump administration announced large and widespread tariffs on trading partners. While no tariffs on crude oil itself were announced, and the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration's actions has materially increased the risk of a global economic slowdown or recession, which would reduce demand for crude oil.  Second, eight OPEC nations announced their intention to reduce their voluntary cuts by over 400,000 barrels per day, starting in May 2025, and to move forward with their plans to gradually cease all voluntary cuts which currently total 2.2 million barrels per day. OPEC reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant.  Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway.  While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower at a time when demand could also decline, increasing downward pressure on prices.

The current geopolitical situation adds complexity to the supply-demand equation. Tensions in the Middle East remain a flash point for risk to crude oil supply, which could raise prices. Conversely, progress towards a potential resolution to the Russia-Ukraine war could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between March 31, 2015 and March 31, 2025, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years
Correlation Matrix 10 Years	Large Cap US Equities (S&P 600)	US Gov’t Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil (WTI)	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.150	0.979	0.342	0.428	0.174	0.394
US Gov’t Bonds (BEUSG4 Index)		1.000	0.163	(0.252)	(0.180)	(0.388)	(0.297)
Global Equities (FTSE World Index)			1.000	0.389	0.469	0.217	0.442
Crude Oil (WTI)				1.000	0.749	0.777	0.918
Unleaded Gasoline					1.000	0.626	0.794
Heating Oil						1.000	0.787
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year
Correlation Matrix 1 Year	Large Cap US Equities (S&P 500)	US Gov’t Bonds (BEUSG4 Index)	Global Equities (FTSE World Index)	Crude Oil	Unleaded Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.504	0.970	(0.204)	(0.325)	(0.033)	(0.159)
US Gov’t Bonds (BEUSG4 Index)		1.000	0.617	(0.420)	(0.207)	(0.426)	(0.474)
Global Equities (FTSE World Index)			1.000	(0.257)	(0.305)	(0.101)	(0.208)
Crude Oil				1.000	0.837	0.745	0.925
Unleaded Gasoline					1.000	0.391	0.742
Heating Oil						1.000	0.725
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the three months ended March 31, 2025, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the three months ended March 31, 2025, BNO did not use other assets to pay expenses. To the extent income exceeds expenses, BNO’s NAV will be positively impacted.

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

USCF endeavors to have the value of BNO’s Treasuries, cash and cash equivalents, whether held by BNO or posted as margin or other collateral, at all times approximate the aggregate market value of its obligations under its Oil Futures Contracts and Other Crude Oil - Related Investments.

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the three months ended March 31, 2025, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of March 31, 2025, BNO held cash deposits and short-term investments in the amount of $92,585,700 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of March 31, 2025, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

In addition to USCF’s management fee, BNO pays its brokerage fees (including fees to FCMs), OTC dealer spreads, any licensing fees for the use of intellectual property, and, subsequent to the initial offering, registration and other fees paid to the SEC, FINRA, or other regulatory agencies in connection with the offer and sale of shares, as well as legal, printing, accounting and other expenses associated therewith, and extraordinary expenses. The latter are expenses not incurred in the ordinary course of BNO’s business, including expenses relating to the indemnification of any person against liabilities and obligations to the extent permitted by law and under the LP Agreement, the bringing or defending of actions in law or in equity or otherwise conducting litigation and incurring legal expenses and the settlement of claims and litigation. Commission payments to FCMs are on a contract-by-contract, or round turn, basis. BNO also pays a portion of the fees and expenses of the independent directors of USCF. See Note 3 to the Notes to Financial Statements (Unaudited) in Item 1 of this quarterly report on Form 10-Q.

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

As of March 31, 2025, BNO’s portfolio held 1,312 Brent Crude Oil Futures CO Contracts traded on the ICE Futures Europe. As of March 31, 2025, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on BNO website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Crude Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the BNO website, BNO may make available portfolio holdings information to Authorized Participants that reflects BNO’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, BNO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and, consistent with applicable regulatory requirements, the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty is required.

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

During the three month reporting period ended March 31, 2025, BNO limited its OTC activities to EFRP transactions.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025 (the “Form 10-K”), except the following:

The impact of changes in U.S. federal income tax laws on BNO is uncertain.

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on BNO or its investors. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S. federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to BNO and its investors. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in BNO shares.

As inflation increases, the present value of BNO’s assets may decline.

Inflation is a general increase in the overall price level of goods and services in the economy. The United States Federal Reserve has a stated goal of maintaining a two percent increase in inflation over the long run, as measured by the annual change in the price index for personal consumption expenditures. Following the COVID-19 pandemic, the United States experienced inflation above the Federal Reserve’s stated two-percent goal. Other world economies similarly experienced elevated inflation rates. The Federal Reserve increased interest rates and successfully reduced inflation so that it is close to the stated two percent goal. As a result, in 2024, the Federal Reserve began reducing interest rates. However, the rate of inflation in the United States is still above the stated two percent goal. Inflation has the effect of eroding the value of cash or bonds. In a high inflation environment the value of BNO’s cash and Treasury investments may decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 40 baskets (comprising 2,000,000 shares) during the first quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended March 31, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
1/1/25 to 1/31/25	1,600,000	$32.31
2/1/25 to 2/28/25	350,000	$30.64
3/1/25 to 3/31/25	50,000	$28.85
Total	2,000,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended March 31, 2025.

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

Date: May 9, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: May 9, 2025