Form 10-Q
period 2025-06-30
United States Brent Oil Fund, LP
filed 2025-08-08
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 3,600,000 outstanding shares as of August 1, 2025.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Brent Oil Fund, LP

Statements of Financial Condition

At June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
Assets
Cash and cash equivalents (at cost $81,971,133 and $80,077,619, respectively) (Notes 2 and 5)	$81,971,133	$80,077,619
Equity in trading accounts:
Cash and cash equivalents (at cost $32,209,472 and $31,741,220, respectively)	32,209,472	31,741,220
Unrealized gain (loss) on open commodity futures contracts	(10,517,750)	2,601,040
Dividends receivable	155,651	314,421
Interest receivable	162,417	134,852
Prepaid insurance	30,247	4,715

Total Assets	$104,011,170	$114,873,867

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$57,751	$77,477
Professional fees payable	156,653	264,182
Brokerage commissions payable	163	163
Directors’ fees payable	3,126	3,874

Total Liabilities	217,693	345,696

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—	—
Limited Partners	103,793,477	114,528,171
Total Partners’ Capital	103,793,477	114,528,171

Total Liabilities and Partners’ Capital	$104,011,170	$114,873,867

Limited Partners’ shares outstanding	3,550,000	3,800,000
Net asset value per share	$29.24	$30.14
Market value per share	$29.19	$29.95

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments (Unaudited)

At June 30, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO September 2025 contracts, expiring July 2025*	$114,298,450	1,555	$(10,517,750)	(10.13)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.29%#	5,000,000	$5,000,000	4.82
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.23%#	40,000,000	40,000,000	38.54
Total United States Money Market Funds		$45,000,000	43.36

*Collateral amounted to $32,209,472 on open commodity futures contracts.

#Reflects the 7-day yield at June 30, 2025.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2024

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO March 2025 contracts, expiring January 2025*	$111,971,360	1,535	$2,601,040	2.27

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.43%#	75,000,000	$75,000,000	65.49
Total United States Money Market Funds		$75,000,000	65.49

*Collateral amounted to $31,741,220 on open commodity futures contracts.

#Reflects the 7-day yield at December 31, 2024.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$9,089,620	$(299,970)	$10,453,730	$15,298,440
Change in unrealized gain (loss) on open commodity futures contracts	(15,932,070)	(323,880)	(13,118,790)	3,027,290
Dividend income	462,999	724,747	1,077,740	1,616,445
Interest income	418,016	913,174	806,274	1,681,649
ETF transaction fees	5,950	2,800	13,650	6,300
Total Income (Loss)	$(5,955,485)	$1,016,871	$(767,396)	$21,630,124

Expenses
General Partner management fees (Note 3)	$162,134	$241,506	$345,952	$489,445
Professional fees	53,986	110,155	133,987	220,311
Brokerage commissions	19,456	21,593	40,399	44,992
Directors’ fees and insurance	3,481	10,952	11,671	25,835
Total Expenses	$239,057	384,206	$532,009	780,583
Net Income (Loss)	$(6,194,542)	$632,665	$(1,299,405)	$20,849,541
Net Income (Loss) per limited partner share	$(1.89)	$0.21	$(0.90)	$4.78
Net Income (Loss) per weighted average limited partner share	$(2.02)	$0.15	$(0.41)	$4.83
Weighted average limited partner shares outstanding	3,066,667	4,101,648	3,150,000	4,315,385

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Balances at beginning of period	$98,061,041	$134,218,446	$114,528,171	$130,082,377
Addition of 900,000, 300,000, 2,250,000 and 600,000 partnership shares, respectively	25,948,829	9,616,968	68,449,856	17,928,921
Redemption of (500,000), (500,000), (2,500,000) and (1,350,000) partnership shares, respectively	(14,021,851)	(15,774,519)	(77,885,145)	(40,167,279)
Net income (loss)	(6,194,542)	632,665	(1,299,405)	20,849,541

Balances at end of period	$103,793,477	$128,693,560	$103,793,477	$128,693,560

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and 2024

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$(1,299,405)	$20,849,541
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	13,118,790	(3,027,290)
(Increase) decrease in dividends receivable	158,770	129,630
(Increase) decrease in interest receivable	(27,565)	(59,566)
(Increase) decrease in prepaid insurance	(25,532)	(9,094)
Increase (decrease) in General Partner management fees payable	(19,726)	(11,771)
Increase (decrease) in professional fees payable	(107,529)	(78,989)
Increase (decrease) in directors’ fees payable	(748)	124
Net cash provided by (used in) operating activities	11,797,055	17,792,585

Cash Flows from Financing Activities:
Addition of partnership shares	68,449,856	17,928,921
Redemption of partnership shares	(77,885,145)	(40,167,279)
Net cash provided by (used in) financing activities	(9,435,289)	(22,238,358)

Net Increase (Decrease) in Cash and Cash Equivalents	2,361,766	(4,445,773)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	111,818,839	130,936,411
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$114,180,605	$126,490,638

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$81,971,133	$91,575,982
Equity in Trading Accounts:
Cash and cash equivalents	32,209,472	34,914,656
Total Cash, Cash Equivalents and Equity in Trading Accounts	$114,180,605	$126,490,638

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended June 30, 2025

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

As of June 30, 2025, BNO held 1,555 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended June 30, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at June 30, 2025.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the six months ended June 30, 2025 and 2024, BNO did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, BNO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, BNO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the six months ended June 30, 2025 and 2024, BNO incurred $- and $-, respectively under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $270,000 for the year ending December 31, 2025. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Total commissions accrued to brokers	$40,399	$44,992
Total commissions as annualized percentage of average total net assets	0.09%	0.07%

The decrease in total commissions accrued to brokers for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a lower number of Futures Contracts being held and traded.

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

All of the futures contracts held by BNO through June 30, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of June 30, 2025 and December 31, 2024, BNO held investments in money market funds in the amounts of $45,000,000 and $75,000,000, respectively. BNO also holds cash deposits with its custodian and FCMs. As of June 30, 2025 and December 31, 2024, BNO held cash deposits in the amounts of $69,180,605 and $36,818,839 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

For the six months ended June 30, 2025 and 2024, the monthly average volume of open future contract notional value was $97,447,707 and $130,505,871, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and six months ended June 30, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$31.13	$31.96	$30.14	$27.39
Total income (loss)	(1.81)	0.30	(0.73)	4.96
Total expenses	(0.08)	(0.09)	(0.17)	(0.18)
Net increase (decrease) in net asset value	(1.89)	0.21	(0.90)	4.78
Net asset value, end of period	$29.24	$32.17	$29.24	$32.17

Total Return	(6.07)%	0.66%	(2.99)%	17.45%

Ratios to Average Net Assets
Total income (loss)	(6.87)%	0.79%	(0.83)%	16.48%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	0.36%	0.44%	0.40%	0.45%
Net income (loss)	(7.14)%	0.49%	(1.40)%	15.88%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at June 30, 2025 using the fair value hierarchy:

At June 30, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$45,000,000	$45,000,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(10,517,750)	(10,517,750)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$75,000,000	$75,000,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,601,040	2,601,040	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	June 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2025	2024
Futures - Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$(10,517,750)	$2,601,040

The Effect of Derivative Instruments on the Statements of Operations

		For the six months ended		For the six months ended
		June 30, 2025		June 30, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$10,453,730		$15,298,440

	Change in unrealized gain (loss) on open commodity futures contracts		$(13,118,790)		$3,027,290

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on BNO’s and the Related Public Funds’ activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of June 30, 2025, BNO held 1,555 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the six months ended June 30, 2025, BNO did not exceed accountability levels imposed by the ICE Futures Europe or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which BNO invests. For the six months ended June 30, 2025, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven trend during the six months ended June 30, 2025. The price of the Benchmark Futures Contract started the period at $74.64 per barrel. The high of the period was on January 15, 2025 when the price reached $82.03 per barrel. The low for the period was on May 5, 2025, which was $60.23 per barrel. The period ended with the Benchmark Futures Contract at $66.74 per barrel, a decrease of approximately (10.58)% over the period. BNO’s per share NAV began the period at $30.14 and ended the period at $29.24 on June 30, 2025, a decrease of approximately (2.99)% over the period. The Benchmark Futures Contract prices listed above began with the Mach 2025 contracts and ended with the September 2025 contracts. The decrease of approximately (10.58)% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the six months ended June 30, 2025, the Brent crude oil futures experienced states of contango. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of June 30, 2025, BNO had 3,550,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by BNO than are outstanding due to the redemption of shares.

As of June 30, 2025, BNO had the following Authorized Participants: ABN AMRO Clearing USA LLC, Citadel Securities LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Americas LLC.

For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six months ended	Six months ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$93,013,976	$131,255,153
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,884,014	$3,298,094
Annualized yield based on average daily total net assets	4.08%	5.05%
Management fee	$345,952	$489,445
Total fees and other expenses excluding management fees	$186,057	$291,138
Total commissions accrued to brokers	$40,399	$44,992
Total commissions as annualized percentage of average total net assets	0.09%	0.07%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

For the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

	Three months ended	Three months ended
	June 30, 2025	June 30, 2024
Average daily total net assets	$86,699,964	$129,467,209
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$881,015	$1,637,921
Annualized yield based on average daily total net assets	4.08%	5.09%
Management fee	$162,134	$241,506
Total fees and other expenses excluding management fees	$76,923	$142,700
Total commissions accrued to brokers	$19,456	$21,593
Total commissions as annualized percentage of average total net assets	0.09%	0.07%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due primarily to a decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the three months ended June 30, 2025, compared to the three months ended June 30, 2024, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended June 30, 2025, the average daily change in price of the Benchmark Futures Contract was 0.242%, while the average daily change in the per share NAV of BNO over the same time period was 0.255%. The average daily difference was 0.013% (or 1.3 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to June 30, 2025, the average daily change in the Benchmark Futures Contract was 0.028%, while the average daily change in the per share NAV of BNO over the same time period was 0.029%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended June 30, 2025, the last trading day in June. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended June 30, 2025.

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

For the six months ended June 30, 2025, the actual total return of BNO as measured by changes in its per share NAV was (2.99)%. This is based on an initial per share NAV of $30.14 as of December 31, 2024 and an ending per share NAV as of June 30, 2025 of $29.24. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $28.81 as of June 30, 2025, for a total return over the relevant time period of (4.41)%. The difference between the actual per share NAV total return of BNO of (2.99)% and the expected total return based on the Benchmark Futures Contract of (4.41)% was a difference over the time period of 1.42%. which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the six months ended June 30, 2024, the actual total return of BNO as measured by changes in its per share NAV was 17.45%. This was based on an initial per share NAV of $27.39 as of December 31, 2023 and an ending per share NAV as of June 30, 2024 of $32.17. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $31.56 as of June 30, 2024, for a total return over the relevant time period of 15.22%. The difference between the actual per share NAV total return of BNO of 17.45% and the expected total return based on the Benchmark Futures Contract of 15.22% was a difference over the time period of 2.23%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract in addition to the foregoing.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be higher or lower relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly higher or lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the six months ended June 30, 2025. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by BNO may be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the six months ended June 30, 2025, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, BNO may invest in Other Crude Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that BNO must pay to the swap counterparty certain fees that BNO does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between June 30, 2015 and June 30, 2025. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the six months ended June 30, 2025, Brent crude oil futures were in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the six months ended June 30, 2025, the price of the front month Brent crude oil futures contract traded in a range between $60.23 to $82.03. Brent crude prices decreased (9.42)% from December 31, 2024 through June 30, 2025 to finish the quarter at $67.61.

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

In the second quarter of 2025, U.S. crude oil production averaged 13.4 mbd. U.S. production rose significantly over the last five years but is down year-to-date. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose during the six months ending June 30, 2025, but remained below pre- and post-pandemic highs. OPEC fiercely supported prices with voluntary cuts and production quotas over the last several years. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 and has begun to do so after delaying and adjusting these plans several times. OPEC reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant. Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway. While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower at a time when demand could also decline, increasing the potential for downward pressure on prices. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and production is down from 2024 records. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. While no tariffs on crude oil itself were announced, and the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration’s actions has materially increased the risk of a global economic slowdown or recession, which would reduce demand for crude oil. As negotiations with trading partners continue, final trade policy remains elusive and crude oil prices may be volatile as a result.

The current geopolitical situation adds complexity to the supply-demand equation. In June of 2025, Israel and the United States attacked Iran’s nuclear facilities, raising speculation that Iran might attempt to close the Strait of Hormuz. As approximately 20% of global petroleum consumption transits the Strait daily, this could have a significant effect on prices. As it stands, Iran did not close the Strait, and prices fell back to the mid-$65 range after briefly topping $75. Tensions in the Middle East and other regions remain a flash point for risk to crude oil supply, which could raise prices. Conversely, any resolution of geopolitical conflicts could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between June 30, 2015 and June 30, 2025, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Crude Oil	Unleaded
Correlation Matrix 10 Years	Equities (S&P 600)	(BEUSG4 Index)	(FTSE World Index)	(WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.141	0.979	0.351	0.428	0.182	0.400
US Gov't Bonds (BEUSG4 Index)		1.000	0.156	(0.253)	(0.180)	(0.379)	(0.299)
Global Equities (FTSE World Index)			1.000	0.386	0.463	0.215	0.436
Crude Oil (WTI)				1.000	0.747	0.774	0.917
Unleaded Gasoline					1.000	0.621	0.794
Heating Oil						1.000	0.784
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities		Unleaded
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.178	0.958	0.172	(0.351)	0.266	0.198
US Gov't Bonds (BEUSG4 Index)		1.000	0.301	(0.367)	(0.307)	(0.278)	(0.354)
Global Equities (FTSE World Index)			1.000	0.023	(0.417)	0.151	0.052
Crude Oil				1.000	0.726	0.841	0.957
Unleaded Gasoline					1.000	0.545	0.710
Heating Oil						1.000	0.847
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the six months ended June 30, 2025, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the six months ended June 30, 2025, BNO did not use other assets to pay expenses. To the extent income exceeds expenses, BNO’s NAV will be positively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the six months ended June 30, 2025, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of June 30, 2025, BNO held cash deposits and short-term investments in the amount of $114,180,605 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of June 30, 2025, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

As of June 30, 2025, BNO’s portfolio held 1,555 Brent Crude Oil Futures CO Contracts traded on the ICE Futures Europe. As of June 30, 2025, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on BNO website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Crude Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the BNO website, BNO may make available portfolio holdings information to Authorized Participants that reflects BNO’s anticipated holdings.

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

During the six month reporting period ended June 30, 2025, BNO did not have any OTC derivatives activities.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors previously disclosed in BNO’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed on February 28, 2025 (the “Form 10-K”), except for the following:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 10 baskets (comprising 500,000 shares) during the second quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended June 30, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
4/1/25 to 4/30/25	300,000	$28.27
5/1/25 to 5/31/25	150,000	$27.23
6/1/25 to 6/30/25	50,000	$29.09
Total	500,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended June 30, 2025.

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

Date: August 8, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: August 8, 2025