Form 10-Q
period 2025-09-30
United States Brent Oil Fund, LP
filed 2025-11-07
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2025.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 001-34704

United States Brent Oil Fund, LP

(Exact name of registrant as specified in its charter)

Delaware	27-0925904
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

The registrant had 3,200,000 outstanding shares as of November 3, 2025.

United States Brent Oil Fund, LP

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United States Brent Oil Fund, LP

Statements of Financial Condition

At September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $83,694,034 and $80,077,619, respectively) (Notes 2 and 5)	$83,694,034	(a)	$80,077,619
Equity in trading accounts:
Cash and cash equivalents (at cost $19,876,971 and $31,741,220, respectively)	19,876,971		31,741,220
Unrealized gain (loss) on open commodity futures contracts	(1,699,840)		2,601,040
Dividends receivable	254,722		314,421
Interest receivable	92,334		134,852
Prepaid insurance	30,051		4,715

Total Assets	$102,248,272		$114,873,867

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$64,588		$77,477
Professional fees payable	198,867		264,182
Brokerage commissions payable	163		163
Directors’ fees payable	3,569		3,874

Total Liabilities	267,187		345,696

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—		—
Limited Partners	101,981,085		114,528,171
Total Partners’ Capital	101,981,085		114,528,171

Total Liabilities and Partners’ Capital	$102,248,272		$114,873,867

Limited Partners’ shares outstanding	3,400,000		3,800,000
Net asset value per share	$29.99		$30.14
Market value per share	$30.05		$29.95

(a) A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments (Unaudited)

At September 30, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO December 2025 contracts, expiring October 2025*	$103,716,190	1,545	$(1,699,840)	(1.67)

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 4.09%#	25,000,000	$25,000,000	24.51
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 4.05%#	50,000,000	50,000,000	49.03
Total United States Money Market Funds		$75,000,000	73.54

*Collateral amounted to $19,876,971 on open commodity futures contracts.

#Reflects the 7-day yield at September 30, 2025.

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

United States Brent Oil Fund, LP

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(6,908,900)	$(18,497,380)	$3,544,830	$(3,198,940)
Change in unrealized gain (loss) on open commodity futures contracts	8,817,910	(5,798,420)	(4,300,880)	(2,771,130)
Dividend income	749,848	859,551	1,827,588	2,475,996
Interest income	352,594	1,418,298	1,158,868	3,099,947
ETF transaction fees	4,550	8,050	18,200	14,350
Total Income (Loss)	$3,016,002	$(22,009,901)	$2,248,606	$(379,777)

Expenses
General Partner management fees (Note 3)	$202,403	$335,864	$548,355	$825,309
Professional fees	82,972	98,161	216,959	318,472
Brokerage commissions	23,132	37,074	63,531	82,066
Directors’ fees and insurance	4,130	12,609	15,801	38,444
Total Expenses	$312,637	483,708	$844,646	1,264,291
Net Income (Loss)	$2,703,365	$(22,493,609)	$1,403,960	$(1,644,068)
Net Income (Loss) per limited partner share	$0.75	$(3.89)	$(0.15)	$0.89
Net Income (Loss) per weighted average limited partner share	$0.76	$(3.76)	$0.43	$(0.34)
Weighted average limited partner shares outstanding	3,534,783	5,990,217	3,279,670	4,877,737

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Changes in Partners’ Capital (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Limited Partners*
	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Balances at beginning of period	$103,793,477	$128,693,560	$114,528,171	$130,082,377
Addition of 500,000, 4,850,000, 2,750,000 and 5,450,000 partnership shares, respectively	15,134,071	147,125,858	83,583,927	165,054,779
Redemption of (650,000), (1,200,000), (3,150,000) and (2,550,000) partnership shares, respectively	(19,649,828)	(36,988,550)	(97,534,973)	(77,155,829)
Net income (loss)	2,703,365	(22,493,609)	1,403,960	(1,644,068)

Balances at end of period	$101,981,085	$216,337,259	$101,981,085	$216,337,259

*General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Cash Flows from Operating Activities:
Net income (loss)	$1,403,960	$(1,644,068)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	4,300,880	2,771,130
(Increase) decrease in dividends receivable	59,699	1,512
(Increase) decrease in interest receivable	42,518	(272,337)
(Increase) decrease in prepaid insurance	(25,336)	(1,615)
Increase (decrease) in General Partner management fees payable	(12,889)	41,047
Increase (decrease) in professional fees payable	(65,315)	1,889
Increase (decrease) in directors’ fees payable	(305)	1,681
Net cash provided by (used in) operating activities	5,703,212	899,239

Cash Flows from Financing Activities:
Addition of partnership shares	83,583,927	165,054,779
Redemption of partnership shares	(97,534,973)	(77,155,829)
Net cash provided by (used in) financing activities	(13,951,046)	87,898,950

Net Increase (Decrease) in Cash and Cash Equivalents	(8,247,834)	88,798,189

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of period	111,818,839	130,936,411
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of period	$103,571,005	$219,734,600

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$83,694,034	$181,511,361
Equity in Trading Accounts:
Cash and cash equivalents	19,876,971	38,223,239
Total Cash, Cash Equivalents and Equity in Trading Accounts	$103,571,005	$219,734,600

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Notes to Financial Statements (Unaudited)

For the period ended September 30, 2025

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

As of September 30, 2025, BNO held 1,545 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

The accompanying unaudited financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (the “SEC”) and, therefore, do not include all information and footnote disclosure required under generally accepted accounting principles in the United States of America (“U.S. GAAP”). The financial information included herein is unaudited; however, such financial information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of USCF, necessary for the fair presentation of the financial statements for the interim period.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2019. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the period ended September 30, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at September 30, 2025.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the nine months ended September 30, 2025 and 2024, BNO did not incur registration fees and other offering expenses.

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

Licensing Fees

As discussed in Note 4 below, BNO entered into a licensing agreement with the NYMEX on April 10, 2006, as amended on October 20, 2011. Pursuant to the agreement, BNO and the Related Public Funds, other than BNO, USCI and CPER, pay a licensing fee that is equal to 0.015% on all net assets. During the nine months ended September 30, 2025 and 2024, BNO did not incur licensing fees under this arrangement.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs are estimated to be $290,000 for the year ending December 31, 2025. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

Brokerage and Futures Commission Merchant Agreements

BNO entered into a brokerage agreement with RBC Capital Markets LLC (“RBC”) to serve as BNO’s FCM effective October 10, 2013. BNO has engaged each of Marex North America, LLC, formerly RCG Division of Marex Spectron (“MNA”), Marex Capital Markets Inc., formerly E D & F Man Capital Markets Inc. (“MCM”), Macquarie Futures USA LLC (“MFUSA”), and ADM Investor Services, Inc. (“ADMIS”) to serve as additional FCMs to BNO effective on May 28, 2020, June 5, 2020, December 3, 2020, and August 8, 2023, respectively. The agreements with BNO’s FCMs require the FCMs to provide services to BNO in connection with the purchase and sale of Futures Contracts and Other Crude Oil-Related Investments that may be purchased and sold by or through the applicable FCM for BNO’s account. In accordance with the FCM agreements, BNO pays each FCM commissions of approximately $7 to $8 per round-turn trade, including applicable exchange, clearing and NFA fees for Futures Contracts and options on Futures Contracts. Such fees include those incurred when purchasing Futures Contracts and options on Futures Contracts when BNO issues shares as a result of a Creation Basket, as well as fees incurred when selling Futures Contracts and options on Futures Contracts when BNO redeems shares as a result of a Redemption Basket. Such fees are also incurred when Oil Futures Contracts and options on Futures Contracts are purchased or redeemed for the purpose of rebalancing the portfolio. BNO also incurs commissions to brokers for the purchase and sale of Futures Contracts, other Crude Oil - Related Investments or short-term obligations of the United States of two years or less (“Treasuries”).

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Total commissions accrued to brokers	$63,531	$82,066
Total commissions as annualized percentage of average total net assets	0.09%	0.09%

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a lower number of Futures Contracts being held and traded.

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

All of the futures contracts held by BNO through September 30, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of September 30, 2025 and December 31, 2024, BNO held investments in money market funds in the amounts of $75,000,000 and $75,000,000, respectively. BNO also holds cash deposits with its custodian and FCMs. As of September 30, 2025 and December 31, 2024, BNO held cash deposits in the amounts of $28,571,005 and $36,818,839 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

For the nine months ended September 30, 2025 and 2024, the monthly average volume of open future contract notional value was $100,320,714 and $146,390,349, respectively.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the three and nine months ended September 30, 2025 and 2024 for the shareholders. This information has been derived from information presented in the financial statements.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Per Share Operating Performance:
Net asset value, beginning of period	$29.24	$32.17	$30.14	$27.39
Total income (loss)	0.84	(3.81)	0.11	1.15
Total expenses	(0.09)	(0.08)	(0.26)	(0.26)
Net increase (decrease) in net asset value	0.75	(3.89)	(0.15)	0.89
Net asset value, end of period	$29.99	$28.28	$29.99	$28.28

Total Return	2.56%	(12.09)%	(0.50)%	3.25%

Ratios to Average Net Assets
Total income (loss)	2.82%	(12.36)%	2.30%	(0.26)%
Management fees#	0.75%	0.75%	0.75%	0.75%
Total expenses excluding management fees#	0.41%	0.33%	0.41%	0.40%
Net income (loss)	2.53%	(12.63)%	1.44%	(1.12)%
#	Annualized.

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

The following table summarizes the valuation of BNO’s securities at September 30, 2025 using the fair value hierarchy:

At September 30, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$75,000,000	$75,000,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	(1,699,840)	(1,699,840)	—	—

The following table summarizes the valuation of BNO’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$75,000,000	$75,000,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	2,601,040	2,601,040	—	—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments
	Statements of
	Financial	Fair Value at	Fair Value at
	Condition	September 30,	December 31,
Derivatives not Accounted for as Hedging Instruments	Location	2025	2024
Futures - Commodity Contracts	Unrealized gain(loss) on open commodity futures contracts	$(1,699,840)	$2,601,040

The Effect of Derivative Instruments on the Statements of Operations

		For the nine months ended		For the nine months ended
		September 30, 2025		September 30, 2024
			Change in Unrealized		Change in Unrealized
Derivatives not	Location of Gain	Realized Gain (Loss)	Gain (Loss) on	Realized Gain (Loss)	Gain (Loss) on
Accounted for as	(Loss) on Derivatives	on Derivatives	Derivatives	on Derivatives	Derivatives
Hedging Instruments	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income	Recognized in Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$3,544,830		$(3,198,940)

	Change in unrealized gain (loss) on open commodity futures contracts		$(4,300,880)		$(2,771,130)

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on BNO’s and the Related Public Funds’ activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of September 30, 2025, BNO held 1,545 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the nine months ended September 30, 2025, BNO did not exceed accountability levels imposed by the ICE Futures Europe or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which BNO invests. For the nine months ended September 30, 2025, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven trend during the nine months ended September 30, 2025. The price of the Benchmark Futures Contract started the period at $74.64 per barrel. The high of the period was on January 15, 2025 when the price reached $82.03 per barrel. The low for the period was on May 5, 2025, which was $60.23 per barrel. The period ended with the Benchmark Futures Contract at $66.03 per barrel, an increase of approximately (11.54)% over the period. BNO’s per share NAV began the period at $30.14 and ended the period at $29.99 on September 30, 2025, a decrease of approximately (0.50)% over the period. The Benchmark Futures Contract prices listed above began with the March 2025 contracts and ended with the December 2025 contracts. The decrease of approximately (11.54)% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the period to the end of the period, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the nine months ended September 30, 2025, the Brent crude oil futures experienced states of backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of September 30, 2025, BNO had issued 3,400,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by BNO than are outstanding due to the redemption of shares.

As of September 30, 2025, BNO had the following Authorized Participants: ABN AMRO Clearing USA LLC, Citadel Securities LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Americas LLC.

For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine months ended	Nine months ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$97,744,421	$146,982,835
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$2,986,456	$5,575,943
Annualized yield based on average daily total net assets	4.09%	5.07%
Management fee	$548,355	$825,309
Total fees and other expenses excluding management fees	$296,291	$438,982
Total commissions accrued to brokers	$63,531	$82,066
Total commissions as annualized percentage of average total net assets	0.09%	0.09%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

	Three months ended	Three months ended
	September 30, 2025	September 30, 2024
Average daily total net assets	$107,051,058	$178,096,293
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$1,102,442	$2,277,849
Annualized yield based on average daily total net assets	4.09%	5.09%
Management fee	$202,403	$335,864
Total fees and other expenses excluding management fees	$110,234	$147,844
Total commissions accrued to brokers	$23,132	$37,074
Total commissions as annualized percentage of average total net assets	0.09%	0.04%

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

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the three months ended September 30, 2025, compared to the three months ended September 30, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due primarily to a decrease in commissions and professional fees.

The decrease in total commissions accrued to brokers for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, was due primarily to a lower number of Brent Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended September 30, 2025, the average daily change in price of the Benchmark Futures Contract was 0.036%, while the average daily change in the per share NAV of BNO over the same time period was 0.047%. The average daily difference was 0.011% (or 1.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to September 30, 2025, the average daily change in the Benchmark Futures Contract was 0.028%, while the average daily change in the per share NAV of BNO over the same time period was 0.029%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended September 30, 2025, the last trading day in September. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended September 30, 2025.

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

For the nine months ended September 30, 2025, the actual total return of BNO as measured by changes in its per share NAV was (0.50)%. This is based on an initial per share NAV of $30.14 as of December 31, 2024 and an ending per share NAV as of September 30, 2025 of $29.99. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $29.34 as of September 30, 2025, for a total return over the relevant time period of (2.66)%. The difference between the actual per share NAV total return of BNO of (0.50)% and the expected total return based on the Benchmark Futures Contract of (2.66)% was a difference over the time period of 2.17%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the nine months ended September 30, 2024, the actual total return of BNO as measured by changes in its per share NAV was 3.25%. This was based on an initial per share NAV of $27.39 as of December 31, 2023 and an ending per share NAV as of September 30, 2024 of $28.28. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $27.47 as of September 30, 2024, for a total return over the relevant time period of 0.29%. The difference between the actual per share NAV total return of BNO of 3.25% and the expected total return based on the Benchmark Futures Contract of 0.29% was a difference over the time period of 2.96%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract in addition to the foregoing.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be higher or lower relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly higher or lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the nine months ended September 30, 2025. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by BNO may be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the nine months ended September 30, 2025, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, BNO may invest in Other Crude Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that BNO must pay to the swap counterparty certain fees that BNO does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12-month contracts from the near month price for the 10-year period between September 30, 2015 and September 30, 2025. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Historically, the Brent crude oil futures markets have experienced periods of contango and backwardation. Following the global financial crisis in the fourth quarter of 2008, the crude oil market moved into contango and remained primarily in contango until 2013. In 2014, global crude oil inventories grew rapidly after OPEC voted to defend its market share against U.S. shale-oil producers, resulting in another multi-year period during which the crude oil market remained primarily in contango. In March 2020, contango dramatically increased and reached historic levels during the economic crisis arising from the COVID-19 pandemic, related supply chain disruptions and ongoing disputes among oil producing countries over the potential limits on the production of crude oil, and a corresponding collapse in demand for crude oil and a lack of on-land storage for crude oil. This level of contango was due to significant market volatility that occurred in crude oil markets as well as futures markets. Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During the nine months ended September 30, 2025, Brent crude oil futures were in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the nine months ended September 30, 2025, the price of the front month Brent crude oil futures contract traded in a range between $60.23 to 82.03. Brent crude prices decreased (10.21)% from December 31, 2024 through September 30, 2025 to finish the quarter at $67.02.

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

In the third quarter of 2025, U.S. crude oil production averaged 13.4 mbd. U.S. production rose significantly over the last five years. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose during the nine months ending September 30, 2025, but remained below pre- and post-pandemic highs. OPEC fiercely supported prices with voluntary cuts and production quotas from mid-2022 to late 2024. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 and has begun to do so after delaying and adjusting these plans several times. While OPEC has steadily increased output several times in 2025, it has also reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant. Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway. While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower . Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production and its actions have and will make more drilling possible. However, U.S. drillers have shown restraint in recent years, and production may not rise as much in the future as it has in the recent past. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy.

In April of 2025, the Trump administration announced large and widespread tariffs on trading partners. While no tariffs on crude oil itself were announced, and the administration later paused tariff implementation and announced changing tariff levels on a country-by-country basis, the overall impact of the administration’s actions may increase the risk of a global economic slowdown or recession, which would reduce demand for crude oil. As negotiations with trading partners continue, final trade policy remains elusive and crude oil prices may be volatile as a result.

The current geopolitical situation adds complexity to the supply-demand equation. In June of 2025, Israel and the United States attacked Iran’s nuclear facilities, raising speculation that Iran might attempt to close the Strait of Hormuz. As approximately 20% of global petroleum consumption transits the Strait daily, this could have a significant effect on prices. As it stands, Iran did not close the Strait, and prices fell back to the mid-$65 range after briefly topping $75. Global tensions, with existing and potential conflicts in various regions, remain a flash point for risk to crude oil supply, which could raise prices. Conversely, any resolution of geopolitical conflicts could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between September 30, 2015 and September 30, 2025, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil- 10 Years

	Large Cap US	US Gov’t Bonds	Global Equities	Crude Oil	Unleaded
Correlation Matrix 10 Years	Equities (S&P 600)	(BEUSG4 Index)	(FTSE World Index)	(WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.148	0.979	0.360	0.414	0.189	0.410
US Gov’t Bonds (BEUSG4 Index)		1.000	0.169	(0.247)	(0.172)	(0.371)	(0.292)
Global Equities (FTSE World Index)			1.000	0.392	0.446	0.219	0.442
Crude Oil (WTI)				1.000	0.749	0.767	0.915
Unleaded Gasoline					1.000	0.616	0.795
Heating Oil						1.000	0.777
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year

	Large Cap US	US Gov’t Bonds	Global Equities		Unleaded
Correlation Matrix 1 Year	Equities (S&P 500)	(BEUSG4 Index)	(FTSE World Index)	Crude Oil	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.164	0.962	0.129	(0.398)	0.268	0.151
US Gov’t Bonds (BEUSG4 Index)		1.000	0.304	(0.448)	(0.340)	(0.286)	(0.420)
Global Equities (FTSE World Index)			1.000	(0.012)	(0.444)	0.172	0.015
Crude Oil				1.000	0.690	0.802	0.968
Unleaded Gasoline					1.000	0.392	0.721
Heating Oil						1.000	0.817
Brent Oil							1.000
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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO. During the nine months ended September 30, 2025, BNO’s expenses [14.2] did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the nine months ended September 30, 2025, BNO did not use other assets to pay expenses. To the extent income exceeds expenses, BNO’s NAV will be positively impacted.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the nine months ended September 30, 2025, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of September 30, 2025, BNO held cash deposits and short-term investments in the amount of $103,571,005 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of September 30, 2025, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

As of September 30, 2025, BNO’s portfolio held 1,545 Brent Crude Oil Futures CO Contracts traded on the ICE Futures Europe. As of September 30, 2025, BNO did not hold any Futures Contracts traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on BNO website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Crude Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the BNO website, BNO may make available portfolio holdings information to Authorized Participants that reflects BNO’s anticipated holdings.

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

During the nine month reporting period ended September 30, 2025, BNO did not have any OTC derivatives activities.

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

The lead plaintiff filed a notice of voluntary dismissal of its claims against BNP Paribas Securities Corporation, Citadel Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities USA LLC, Deutsche Bank Securities Inc., Morgan Stanley & Company, Inc., Nomura Securities International, Inc., RBC Capital Markets, LLC, SG Americas Securities LLC, and UBS Securities LLC.

The remaining defendants in In re: United States Oil Fund, LP Securities Litigation filed a motion to dismiss the claims in January 2021. On September 29, 2025, the Court granted the defendants’ motion to dismiss the class action complaint in its entirety without prejudice and granting plaintiff leave to move to amend the complaint by November 26, 2025. USCF, USO, and the individual defendants intend to continue vigorously contesting any such claims.

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

The Mehan Action alleges that the defendants breached their fiduciary duties to USO and failed to act in good faith in connection with a March 19, 2020 registration statement and offering and disclosures regarding certain extraordinary market conditions that caused demand for oil to fall precipitously, including the COVID-19 global pandemic and the Saudi Arabia-Russia oil price war. The complaint seeks, on behalf of USO, compensatory damages, restitution, equitable relief, attorney’s fees, and costs. All proceedings in the Mehan Action are stayed pending final disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

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

The Court consolidated the Cantrell and AML Actions under the caption In re United States Oil Fund, LP Derivative Litigation, Civil Action No. 1:20-cv-06974 and appointed co-lead counsel. All proceedings in In re United States Oil Fund, LP Derivative Litigation are stayed pending final disposition of the motion(s) to dismiss in In re: United States Oil Fund, LP Securities Litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 13 baskets (comprising 650,000 shares) during the third quarter of the year ending December 31, 2025. The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2025:

Issuer Purchases of Equity Securities

	Total
	Number of
	Shares	Average Price Per
Period	Redeemed	Share
7/1/25 to 7/31/25	50,000	$32.24
8/1/25 to 8/31/25	100,000	$29.57
9/1/25 to 9/30/25	500,000	$30.16
Total	650,000

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933) for the three-month period ended September 30, 2025.

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

Date: November 7, 2025

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: November 7, 2025