Form 10-K
period 2025-12-31
United States Brent Oil Fund, LP
filed 2026-02-27
CIK 1472494

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2025.

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

The aggregate market value of the registrant’s shares held by non-affiliates of the registrant as of June 30, 2025 was $103,793,477.

The registrant had 6,050,000 outstanding shares as of February 23, 2026.

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

Who is USCF?

USCF is a single member limited liability company that was formed in the state of Delaware on May 10, 2005. USCF maintains its main business office at 1850 Mt. Diablo Boulevard, Suite 640, Walnut Creek, California 94596. USCF is a wholly-owned subsidiary of USCF Investments, Inc., formerly Wainwright Holdings, Inc., a Delaware corporation (“USCF Investments”), which is an intermediate holding company that owns USCF and another advisor of exchange traded funds. USCF Investments is a wholly owned subsidiary of The Marygold Companies, Inc., formerly, Concierge Technologies, Inc. (publicly traded under the ticker: MGLD) (“Marygold”), a publicly traded holding company that owns various financial and non-financial businesses. Mr. Nicholas Gerber (discussed below), along with certain family members and certain other shareholders, owns the majority of the shares in Marygold. USCF Investments is a holding company that currently holds both USCF, as well as USCF Advisers LLC, an investment adviser registered under the Investment Advisers Act of 1940, as amended, (“USCF Advisers”). USCF Advisers serves as the investment adviser for the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund (“SDCI”), USCF Midstream Energy Income Fund (“UMI”), USCF Dividend Income Fund (“UDI”), USCF Gold Strategy Plus Income Fund (“USG”), USCF Sustainable Battery Metals Strategy Fund (“ZSB”), USCF Energy Commodity Strategy Absolute Return Fund (“USE”), USCF Sustainable Commodity Strategy Fund (“ZSC”) and the USCF Oil Plus Bitcoin Strategy Fund (“WTIB”), each a series of the USCF ETF Trust. USCF ETF Trust is registered under the Investment Company Act of 1940, as amended (the “1940 Act”). The Board of Trustees for the USCF ETF Trust consists of different independent trustees than those independent directors who serve on the Board of Directors of USCF. USCF is a member of the National Futures Association (the “NFA”) and registered as a commodity pool operator (“CPO”) with the Commodity Futures Trading Commission (the “CFTC”) on December 1, 2005 and as a swaps firm on August 8, 2013.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the exchange may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Brent oil futures contract traded on NYMEX is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. In addition, the ICE Futures maintains the same accountability levels, position limits and monitoring authority for its light, sweet crude oil contracts as the NYMEX. If BNO and the Related Public Funds exceed this accountability level for investments in the futures contracts for light, sweet crude oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on their activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. There are no specific position accountability levels or limits, nor are there are any maximum daily price fluctuation limits for the ICE Brent Crude Oil (physically settled) futures contract. As of December 31, 2025, BNO held 1,651 Futures Contracts for Brent crude oil traded on the ICE Futures. As of December 31, 2025, BNO did not hold any Futures Contracts traded on exchanges other than ICE Futures. BNO did not exceed accountability levels imposed by the ICE Futures during the year ended December 31, 2025 when it held maximum of 1,651 Futures Contracts below both the “any” and “all” month limits.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract during a four-day period beginning two weeks from expiration of the contract. For the year ended December 31, 2025, BNO did not exceed any position limits imposed by the NYMEX and ICE Futures. The foregoing accountability levels and position limits are subject to change.

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

In addition to the Futures Contracts and options on the Futures Contracts, there also exists an active non-exchange-traded market in derivatives tied to crude oil. These derivatives transactions (also known as OTC contracts) are usually entered into between two parties in private contracts. Unlike most of the exchange-traded Futures Contracts or exchange-traded options on the Futures Contracts, each party to such contract bears the credit risk of the other party, i.e., the risk that the other party may not be able to perform its obligations under its contract. To reduce the credit risk that arises in connection with such contracts, BNO will generally enter into an agreement with each counterparty based on the Master Agreement published by the International Swaps and Derivatives Association, Inc. (“ISDA”) that provides for the netting of its overall exposure to its counterparty and, consistent with applicable regulatory requirements, the posting by each party to cover the mark – to – market exposure of a counterparty to the other counterparty.

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

Who are the Service Providers?

Custodian, Registrar, Transfer Agent, and Administrator

USCF engaged The Bank of New York Mellon (“BNY Mellon”), a New York corporation authorized to conduct a banking business, to provide BNO and each of the Related Public Funds with certain custodial, administrative and accounting, and transfer agency services, pursuant to the following agreements with BNY Mellon dated as of March 20, 2020 (together, the “BNY Mellon Agreements”), which were effective as of April 1, 2020: (i) a Custody Agreement; (ii) a Fund Administration and Accounting Agreement; and (iii) a Transfer Agency and Service Agreement. USCF pays the fees of BNY Mellon for its services under the BNY Mellon Agreements and such fees are determined by the parties from time to time.

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

RBC Capital is subject to complex legal and regulatory requirements that continue to evolve. It is and has been subject to a variety of legal proceedings including arbitrations, class actions and other civil litigations, as well as to other regulatory examinations, reviews, investigations (both formal and informal), audits and requests for information by various governmental regulatory agencies and self-regulatory organizations in various jurisdictions. Some of these matters may involve novel legal theories and interpretations and claims for very substantial or indeterminable damages, and some could result in the imposition of substantial civil damages (including punitive damages), regulatory enforcement penalties, fines, injunctions or other relief. In its discretion RBC Capital may choose to resolve claims, litigations or similar matters at any time. Based on the facts as currently known, it is not possible to predict the ultimate outcome of such proceedings or the timing of their resolution.

The following is a description of RBC Capital’s significant legal proceedings.

LIBOR litigation

Royal Bank of Canada (“RBC”), RBC Capital’s ultimate parent, and several U.S. dollar panel banks have been named as defendants in private lawsuits filed in the U.S. with respect to the setting of U.S. dollar LIBOR including a number of class action lawsuits which have been consolidated before the U.S. District Court for the Southern District of New York. RBC Capital was named as a defendant in one of those lawsuits. The complaints in those private lawsuits assert claims under various U.S. laws, including U.S. antitrust laws, the U.S. Commodity Exchange Act, and state law. On December 30, 2021, the United States Court of Appeals for the Second Circuit issued an opinion affirming in part and reversing in part certain district court rulings that had dismissed a substantial portion of the consolidated class action on jurisdictional grounds and lack of standing. The Second Circuit remanded the matter to the district court for further proceedings consistent with its decision.

On July 21, 2023, RBC and several other defendants executed a settlement agreement resolving the LIBOR class action brought on behalf of certain plaintiffs that purchased U.S. dollar LIBOR-based instruments. RBC and the other defendants agreed to a $101 million settlement amount. On December 12, 2023, the settlement agreement was granted final court approval.

In 2024, RBC and several other defendants executed settlement agreements resolving the two remaining LIBOR putative class actions in which RBC was a defendant. These class actions were brought on behalf of certain plaintiffs who transacted in Eurodollar futures contracts and/or related options on exchanges (the Exchange Action), and certain plaintiffs who originated or purchased LIBOR-linked loans (the Lender Action). RBC and the other defendants agreed to a $3.45 million settlement amount in the Exchange Act and a $1.91 million settlement amount in the Lender Action. The settlements in both the Exchange Action and Lender Action were granted final court approval on September 5, 2024 and October 17, 2024, respectively.

RBC remains a defendant in certain LIBOR-related individual actions.

Royal Bank of Canada Trust Company (Bahamas) Limited Proceedings

On April 13, 2015, a French investigating judge notified the RBC Capital’s affiliate, Royal Bank of Canada Trust Company (Bahamas) Limited (RBC Bahamas), of the issuance of an ordonnance de renvoi referring RBC Bahamas and other unrelated persons to the French tribunal correctionnel to face the charge of complicity in estate tax fraud relating to actions taken relating to a trust for which RBC Bahamas serves as trustee. RBC Bahamas contested the charge in the French court. On January 12, 2017, the French court acquitted all parties including RBC Bahamas and on June 29, 2018, the French appellate court affirmed the acquittals. The acquittals were appealed and on January 6, 2021 the French Supreme Court issued a judgment reversing the decision of the French Court of Appeal and sent the case back to the French Court of Appeal for rehearing.

On March 5, 2024, the Court of Appeal rendered a judgment of conviction (the Conviction) against RBC Bahamas and the other parties. RBC Bahamas was ordered by the Court of Appeal to pay a fine in connection with the Conviction. In addition, the Court of Appeal ordered that certain of those convicted of complicity in the matter, including RBC Bahamas, are jointly liable for the allegedly unpaid inheritance taxes owing, plus penalties and interest (such aggregate amount will be determined in a separate proceeding before the tax courts, the timing of which is to be determined). RBC Bahamas believes that its actions did not violate French law, and has appealed the Conviction to the French Supreme Court. Under French law, upon the filing of an appeal by RBC Bahamas, the Conviction, as well as its effects (fine and joint liability) were stayed pending the outcome of the appeal.

In 2016, RBC was granted an exemption by the U.S. Department of Labor that allows RBC and its current and future affiliates, including RBC Capital, to continue to qualify for the Qualified Professional Asset Manager (QPAM) exemption under the Employee Retirement Income Security Act despite any potential conviction of RBC Bahamas in the French proceeding, for a temporary one year period from the date of conviction. RBC Capital relies on the QPAM exemption in its ability to manage pension and retirement funds. On December 11, 2023, the U.S. Department of Labor published a technical correction to the prior one-year exemption reflecting the fact that the then-pending Court of Appeal’s decision will be rendered by an appellate court, and not the district court. As a result of the Conviction, the temporary one-year period commenced on March 5, 2024. RBC has sought longer term relief from the Department of Labor.

RBC Bahamas continues to review the trustee’s and the trust’s legal obligations, including the liabilities and potential liabilities under applicable tax and other laws.

SEC investigation

In October 2022, RBC Capital received a request for information and documents from the United States Securities and Exchange Commission (SEC) concerning compliance with records preservation requirements relating to business communications exchanged on personal devices and other electronic channels that have not been approved by RBC Capital. In August 2024, the SEC entered into a settlement with RBC Capital. RBC agreed to a $45 million settlement amount. On February 7, 2025, RBC Capital sought to modify the settlement order. The SEC denied the request to modify on April 15, 2025.

FINRA disciplinary action

In a FINRA investigation, FINRA found that between 2010 and 2019, RBC Capital sent trade confirmations to customers for fixed income transactions that contained inaccurate information which stemmed from errors in RBC Capital’s electronic systems. FINRA also found that RBC Capital failed to send SEC-required trade confirmations for certain dividend reinvestment program transactions between 2006 and 2023. On April 29, 2024, FINRA entered into a settlement with RBC Capital. RBC Capital agreed to pay a $375,000 fine and $393,833.50 in restitution to customers.

U.K. government bonds litigation

In June 2023, RBC Europe Limited and the RBC Capital, among other financial institutions, were named as defendants in a putative class action filed in the U.S. by plaintiffs alleging anti-competitive conduct, between 2009 and 2013, in the U.K. government bonds market. In September 2023, the defendants filed a motion to dismiss the complaint which motion was granted, without prejudice, in September 2024. Subsequently, on October 31, 2024, RBC Europe Limited, RBC Capital and certain of the other defendants executed an agreement to dismiss the action, with prejudice, against those defendants. The settlement agreement remains subject to court approval.

SEC retirement plan investigation

In an order issued on April 24, 2020, the SEC found that RBC Capital failed to disclose potential conflicts of interest to certain retail retirement account and charitable organization brokerage customers between 2012 and 2017. RBC Capital agreed to a settlement and was ordered to pay a disgorgement of $2,607,676 with prejudgment interest of $631,331 and a civil penalty of $650,000.

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

Except as indicated below, there have been no material civil, administrative, or criminal proceedings pending, on appeal, or concluded against MCM or its principals in the past five (5) years.

United States District Court for the Southern District of New York, Civil Action No. 19-CV-8217 8

In a private litigation, plaintiffs alleged, among other things, that MCM made certain fraudulent misrepresentations to them that they relied upon in connection with a futures account carried by MCM in its capacity as a futures commission merchant. The plaintiffs alleged claims of common law fraud, negligence, breach of fiduciary duty, breach of contract, breach of the duty of good faith and fair dealing and misrepresentation/omission.

On June 30, 2021, MCM received the Opinion and Order in which the judge ruled against the plaintiffs and in favor of MCM. Judgment was entered in favor of MCM in the amount of $1,762,266.57, plus prejudgment interest and attorney’s fees and costs. On September 29, 2021, MCM received an Opinion and Order in which the judge awarded MCM $1,402,234.32 in attorneys’ fees and costs.

JAMS Arbitration

In a JAMS Arbitration, claimants sought monetary damages relating to trading losses in claimants’ futures trading accounts carried by MCM (the “Accounts”). The Accounts were traded pursuant to a power of attorney granted by the claimants to a registered commodity trading advisor. Claimants sought compensatory damages, punitive damages, disgorgement of commissions and margin interest, and forgiveness of margin debt plus interest, costs and attorneys’ fees. On September 23, 2021, the claimants and MCM settled the matter.

FINRA Arbitration

In a FINRA Arbitration, claimants sought monetary damages relating to trading losses in claimants’ equity trading account carried by MCM (the “Account”). The Account was a portfolio margin account, and the claimants alleged losses relating to the risk parameters and margin applied to the Account. Claimants sought compensatory damage plus interest, costs and attorneys’ fees. On June 22, 2023, the panel dismissed claimants’ claims in their entirety. On September 20, 2023, claimants filed a Petition to Vacate Arbitration Award in the Supreme Court of the State of New York, County of New York. On November 15, 2023, MCM filed its Memorandum of Law in Opposition to the Petition to Vacate the Arbitration Award and a Cross-Motion to Confirm the Award and recover Attorneys’ Fees and Costs. On April 22, 2024, the claimants’ Petition to Vacate the Arbitration Award was denied.

Cook County Litigation

In a private litigation, a plaintiff sought monetary damages relating to allegations of breach of contract and violation of the Illinois Wage Payment and Collections Act. The plaintiff sought damages plus interest, costs and attorneys’ fees. The plaintiff and MCM settled the matter and, on September 29, 2023, an Agreed Order of Dismissal with Prejudice was filed.

Adversary Complaint

In an adversary complaint, certain debtors seek to enforce the terms of a pledge agreement of a third-party and to recover collateral that is allegedly the property of debtors (the “Pledged Assets”). MCM previously had custody of the Pledged Assets. On January 4, 2023, the government provided instructions for the transfer of the Pledged Assets to a government-controlled account. The complaint does not allege that MCM engaged in any wrongdoing or any wrongful misconduct. MCM is simply alleged to have been the custodian of the Pledged Assets subject to the debtors’ purported claims. On January 5, 2023, MCM filed a Response and Limited Objection to debtors’ Turnover Motion. The debtors’ Turnover Motion was denied by the Court on January 9, 2023. On April 25, 2023, BlockFi and MCM entered into a stipulation pursuant to which the adversary proceeding is stayed. BlockFi is permitted to file an amended adversary complaint, but the proceeding otherwise will remain stayed and MCM is not required to respond.

United States District Court for the Northern District of Illinois, Eastern Division No. 1:23-cv-14192

In a private litigation, a plaintiff alleges that MCM and 2 of its employees (collectively, the “Defendants”), used Plaintiff’s software and trade secrets in their creation of a competing software platform. Plaintiff seeks unspecified damages and costs, as well as an injunction, prohibiting Defendants from using/benefitting from the alleged trade secrets, including the use of the competing software platform. On November 30, 2023, the Court stayed all discovery in the case pending a ruling on Defendants’ motion to dismiss. On December 11, 2023, Defendants filed a Motion to Dismiss the Complaint. On January 19, 2024, Plaintiff filed an Opposition to Defendants’ Motion to Dismiss. On February 2, 2024, Defendants filed its Reply Brief in Support of its Motion to Dismiss. On May 2, 2024, the Court granted the motion and dismissed six of the eight counts, but permitted Plaintiff to amend its complaint. Plaintiff indicated that it does not intend to amend the complaint. The matter remains pending and the parties are currently exchanging in discovery.

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

MFUSA’s primary address is 660 Fifth Avenue, New York, NY 10103. MFUSA is registered in the United States with the CFTC as an FCM providing futures execution and clearing services covering futures exchanges globally. MFUSA is a member of various U.S. futures and securities exchanges.

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

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Chicago Board of Trade Business Conduct Committee (“Panel”) found that from at least January 2015 through September 2019, ADMIS failed to diligently supervise its employees and agents in the handling of accounts carried by ADMIS and introduced by introducing brokers. Specifically, ADMIS employees and agents failed to detect numerous instances wherein brokers employed by introducing brokers successfully requested account changes and trade transfers between customer accounts in E-Mini Dow, Corn, Kansas City Hard Winter Wheat, Chicago Soft Winter Wheat, Soybean, and Soybean Meal futures markets, often without the knowledge or permission of the account owners, in order to: allocate profitable trades originally executed in accounts the brokers traded to other customer accounts the brokers controlled or managed; allocate profitable trades from certain customer accounts into the brokers’ personal accounts; allocate positions out of the brokers’ personal accounts and into customers’ accounts, thus allowing the brokers to avoid losses; and transfer losing trades from certain accounts to other customer accounts the brokers controlled or managed. Additionally, the Panel found that ADMIS failed to timely implement enhanced policies and procedures to effectively monitor, detect, and assess account change and transfer requests. Further, despite evidence of its own deficiencies regarding account change and transfer trade abuse detection, including customer complaints and notice of a complaint involving an employee, ADMIS failed to adequately remediate its processes, which thereby allowed violative conduct to persist for several years. The Panel therefore concluded that ADMIS violated CBOT Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CME and COMEX 20-1401-BC ($175,000 of which is allocated to CBOT).

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Commodity Exchange Business Conduct Committee (“Panel”) found that from at least December 2016 through December 2017, ADMIS failed to diligently supervise its own employees and agents in their handling of accounts carried by ADMIS. Specifically, ADMIS employees and agents failed to detect numerous instances wherein an ADMIS broker successfully requested account changes and trade transfers between customer accounts in Copper futures markets, often without the knowledge or permission of the account owner. The broker requested these changes to transfer losing trades from a customer’s personal account to a corporate account the customer shared ownership of and the broker controlled. Additionally, the Panel found that ADMIS failed to timely implement policies and procedures to effectively monitor, detect, and assess account change and transfer requests. The Panel therefore concluded that ADMIS violated COMEX Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CME and CBOT 20-1401-BC ($100,000 of which is allocated to COMEX).

Pursuant to an offer of settlement in which ADMIS neither admitted nor denied the rule violation or factual findings upon which the penalty is based, on September 19, 2023, a Panel of the Chicago Mercantile Exchange Business Conduct Committee (“Panel”) found that from at least January 2015 through September 2019, ADMIS failed to diligently supervise its employees and agents in the handling of accounts carried by ADMIS and introduced by introducing brokers. Specifically, ADMIS employees and agents failed to detect numerous instances wherein brokers employed by introducing brokers successfully requested account changes and trade transfers between customer accounts in Live Cattle, Feeder Cattle, Lean Hog, E-Mini S&P 500, and E-Mini NASDAQ futures markets, often without the knowledge or permission of the account owners, in order to: allocate profitable trades originally executed in accounts the brokers traded to other customer accounts the brokers controlled or managed; allocate profitable trades from certain customer accounts into the brokers’ personal accounts; allocate positions out of the brokers’ personal accounts and into customers’ accounts, thus allowing the brokers to avoid losses; and transfer losing trades from certain accounts to other customer accounts the brokers controlled or managed. Additionally, the Panel found that ADMIS failed to timely implement enhanced policies and procedures to effectively monitor, detect, and assess account change and transfer requests. Further, despite evidence of its own deficiencies regarding account change and transfer trade abuse detection, including customer complaints and notice of a complaint involving an employee, ADMIS failed to adequately remediate its processes, which thereby allowed violative conduct to persist for several years. The Panel therefore concluded that ADMIS violated CME Rule 432.W. In accordance with the settlement offer, the Panel ordered ADMIS to pay a $450,000 fine in connection with this case and companion cases CBOT and COMEX 20-1401-BC ($175,000 of which is allocated to CME).

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

Summary of Risk Factors

Investing in our securities involves a high degree of risk. You should carefully consider the information in “Item 1A. Risk Factors”, including, but not limited to, the following risks:

●	The NAV of BNO’s shares relates directly to the value of the Benchmark Futures Contracts and other assets held by BNO and fluctuations in the prices of these assets could materially adversely affect an investment in BNO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in BNO could be lost.
●	Price volatility may possibly cause the total loss of your investment.
●	Natural disasters, public health disruptions (such as the COVID-19 pandemic), and international armed conflicts could impact the price of commodities and/or the value, pricing and liquidity of BNO’s investments or assets which, in turn, could cause the loss of your investment in BNO.
●	Historical performance of BNO and the Benchmark Futures Contracts is not indicative of future performance.
●	An investment in BNO may provide little or no diversification benefits. Thus, in a declining market, BNO may have no gains to offset losses from other investments, and an investor may suffer losses on an investment in BNO while incurring losses with respect to other asset classes.
●	The market price at which investors buy or sell shares may be significantly less or more than NAV.
●	Daily percentage changes in BNO’s NAV may not correlate with daily percentage changes in the price of the Benchmark Futures Contract.
●	Daily percentage changes in the price of the Benchmark Futures Contract may not correlate with daily percentage changes in the spot price of Brent crude oil.
●	An investment in BNO is not a proxy for investing in the crude oil markets, and the daily percentage changes in the price of the Benchmark Futures Contract, or the NAV of BNO, may not correlate with daily percentage changes in the spot price of Brent crude oil.
●	Natural forces in the crude oil futures market known as “backwardation” and “contango” may increase BNO’s tracking error and/or negatively impact total return.
●	Accountability levels, position limits, and daily price fluctuation limits set by the exchanges have the potential to cause tracking error, by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract, which means that changes in the price of shares could substantially vary from the changes in price of the Benchmark Futures Contract.
●	Risk mitigation measures imposed by BNO’s FCMs have the potential to cause tracking error by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which means that the changes in the price of BNO’s shares may substantially vary from the changes in the price of the Benchmark Futures Contract.
●	An investor’s tax liability may exceed the amount of distributions, if any, on its shares.
●	An investor’s allocable share of taxable income or loss may differ from its economic income or loss on its shares.

●	Items of income, gain, deduction, loss and credit with respect to shares could be reallocated for U.S. federal income tax purposes, and BNO could be liable for U.S. federal income tax, if the U.S. Internal Revenue Service (“IRS”) does not accept the assumptions and conventions applied by BNO in allocating those items, with potential adverse consequences for an investor.
●	BNO could be treated as a corporation for U.S. federal income tax purposes, which may substantially reduce the value of the shares.
●	BNO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, BNO has a more complex tax treatment than traditional mutual funds.
●	If BNO is required to withhold tax with respect to any non-U.S. shareholders, the cost of such withholding may be borne by all shareholders.
●	The impact of changes in U.S. federal income tax laws on BNO is uncertain.
●	BNO will be subject to credit risk with respect to counterparties to OTC contracts entered into by BNO or
●	Valuing OTC derivatives may be less certain than valuing exchange-traded and/or cleared financial instruments.

Fees of BNO

Fees and Compensation Arrangements with USCF and Non-Affiliated Service Providers

Service Provider	Compensation Paid by USCF(1)
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

Fees and Compensation Arrangements between BNO and Non-Affiliated Service Providers(3)

Service Provider	Compensation Paid by BNO
RBC Capital Futures Commission Merchant	Approximately $3.50 per buy or sell; charges may vary
Marex Capital Markets, Inc., Futures Commission Merchant
MFUSA, Futures Commission Merchant
ADMIS, Futures Commission Merchant
(3)	BNO pays this compensation.

Expenses Paid or Accrued by BNO from Inception through December 31, 2025 in dollar terms:

Expenses:	Amount in Dollar Terms
Amount Paid or Accrued to USCF:	$14,626,898
Amount Paid or Accrued in Portfolio Brokerage Commissions:	$2,095,174
Other Amounts Paid or Accrued(5):	$4,436,744
Total Expenses Paid or Accrued:	$21,158,816
Expenses Waived(6)	$(2,175,924)
Total Expenses Paid or Accrued Excluding Expenses Waived(6)	$18,982,892
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

Expenses Paid or Accrued by BNO from Inception through December 31, 2025 as a Percentage of Average Daily Net Assets:

Amount as a Percentage of
Expenses:	Average Daily Net Assets
Amount Paid or Accrued to USCF:	0.74% annualized
Amount Paid or Accrued in Portfolio Brokerage Commissions:	0.11% annualized
Other Amounts Paid or Accrued(7):	0.22% annualized
Total Expenses Paid or Accrued:	1.07% annualized
Expenses Waived (8):	(0.10)% annualized
Total Expenses Paid or Accrued Excluding Expenses Waived (8):	0.96% annualized
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

Other Fees. BNO also pays the fees and expenses associated with its audit expenses, professional fees, and tax accounting and reporting requirements. These fees were $266,935 for the fiscal year ended December 31, 2025. In addition, BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each fund computed on a daily basis. These fees and expenses for the year ended December 31, 2025 were $754,349 for BNO and the Related Public Funds. BNO’s portion of such fees and expenses for the year ended December 31, 2025 were $37,137.

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

Calculating Per Share NAV

BNO’s per share NAV is calculated by:

●Taking the current market value of its total assets;
●Subtracting any liabilities; and
●Dividing that total by the total number of outstanding shares.

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

Authorized Participants are the only persons that may place orders to create and redeem baskets. Authorized Participants must be: (1) registered broker-dealers or other securities market participants, such as banks and other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) DTC Participants. To become an Authorized Participant, a person must enter into an Authorized Participant Agreement with USCF on behalf of BNO (each such agreement, an “Authorized Participant Agreement”). The Authorized Participant Agreement provides the procedures for the creation and redemption of baskets and for the delivery of the Treasuries and any cash required for such creations and redemptions. The Authorized Participant Agreement and the related procedures attached thereto may be amended by BNO, without the consent of any limited partner or shareholder or Authorized Participant. Authorized Participants pay a transaction fee of $350 to BNO for each order they place to create one or more Creation Baskets or to redeem one or more Redemption Baskets. The transaction fee may be reduced, increased, or otherwise changed by USCF. Authorized Participants who make deposits with BNO in exchange for baskets receive no fees, commissions or other form of compensation or inducement of any kind from either BNO or USCF, and no such person will have any obligation or responsibility to BNO or USCF to affect any sale or resale of shares. As of December 31, 2025, 9 Authorized Participants had entered into agreements with USCF on behalf of BNO. During the year ended December 31, 2025, BNO issued 67 Creation Baskets and redeemed 72 Redemption Baskets.

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

Rejection of Purchase Orders

USCF acting by itself or through the Marketing Agent shall have the absolute right but no obligation to reject a purchase order or a Creation Basket Deposit if:

●it determines that the investment alternative available to BNO at that time will not enable it to meet its investment objective;
●it determines that the purchase order or the Creation Basket Deposit is not in proper form;
●it believes that the purchase order or the Creation Basket Deposit would have adverse tax consequences to BNO, the limited partners or its shareholders;
●the acceptance or receipt of the Creation Basket Deposit would, in the opinion of counsel to USCF, be unlawful; or
●circumstances outside the control of USCF, Marketing Agent or Custodian make it, for all practical purposes, not feasible to process creations of baskets.

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

In addition, while BNO’s shares trade during the core trading session on the NYSE Arca until 4:00 p.m. New York time, the trading hours for the futures exchanges on which Brent crude oil trades may not necessarily coincide during all of this time. For example, while the shares trade on the NYSE Arca until 4:00 p.m. New York Time, liquidity in the global light, sweet crude oil market will be reduced after the close of the NYMEX at 2:30 p.m. New York Time. As a result, during periods when the NYSE Arca is open and the futures exchanges on which Brent crude oil is traded are closed, trading spreads and the resulting premium or discount on the shares may widen and, therefore, increase the difference between the price of the shares and the NAV of the shares.

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

Investment Risk

The NAV of BNO’s shares relates directly to the daily changes in the price of the Benchmark Futures Contract and other assets held by BNO and fluctuations in the prices of these assets could materially adversely affect an investment in BNO’s shares. Past performance is not necessarily indicative of future results; all or substantially all of an investment in BNO could be lost.

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

Economic conditions impacting Brent crude oil. The demand for Brent crude oil correlates closely with general economic growth rates. The occurrence of recessions or other periods of low or negative economic growth will typically have a direct adverse impact on crude oil demand and therefore, may have an adverse impact on Brent crude oil prices. Other factors that affect general economic conditions in the world or in a major region, such as changes in population growth rates, periods of civil unrest, military conflicts, war (such as the Russia-Ukraine war), pandemics (e.g., the COVID-19 pandemic), government austerity programs, trade wars between nations, or currency exchange rate fluctuations, can also impact the demand for Brent crude oil. Sovereign debt downgrades, defaults, inability to access debt markets due to credit or legal constraints, liquidity crises, the breakup or restructuring of fiscal, monetary, or political systems such as the European Union, and other events or conditions that impair the functioning of financial markets and institutions also may adversely impact the demand for Brent crude oil.

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

Other Brent crude oil supply-related factors. Brent crude oil prices also vary depending on a number of factors affecting supply, including geopolitical risk associated with wars (such as the Russia and Ukraine war), terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect oil and other energy trade flows by limiting or disrupting trade between countries or regions. For example, increased supply from the development of new oil supply sources and technologies to enhance recovery from existing sources tends to reduce crude oil prices to the extent such supply increases are not offset by commensurate growth in demand. Similarly, increases in industry refining or petrochemical manufacturing capacity may impact the supply of Brent crude oil. World oil supply levels can also be affected by factors that reduce available supplies, such as adherence by member countries to the Organization of Petroleum Exporting Countries (“OPEC”) production quotas and the geopolitical risks associated with wars, terrorist attacks and tensions between countries, including sanctions imposed as a result of the foregoing that can adversely affect commodity trade flows by limiting or disrupting trade between countries or regions, natural disasters, disruptions in competitors’ operations, or unexpected unavailability of distribution channels that may disrupt supplies. Technological change can also alter the relative costs for companies in the petroleum industry to find, produce, and refine oil and to manufacture petrochemicals, which in turn, may affect the supply of and demand for oil.

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

When compared to the total return of other price indices, such as the spot price of Brent crude oil, the impact of backwardation and contango may cause the total return of BNO’s per share NAV to vary significantly. Moreover, absent the impact of rising or falling oil prices, a prolonged period of contango could have a significant negative impact on BNO’s per share NAV and total return and investors could lose part or all of their investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report on Form 10-K for a discussion of the potential effects of contango and backwardation.

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

Risk mitigation measures that could be imposed by BNO’s FCMs have the potential to cause tracking error by limiting BNO’s investments, including its ability to fully invest in the Benchmark Futures Contract and other Futures Contracts, which means that the changes in the price of BNO’s shares could substantially vary from the changes in the price of the Benchmark Futures Contract.

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

Cash or property will be distributed at the sole discretion of USCF. USCF has not and does not currently intend to make cash or other distributions with respect to shares. Investors will be required to pay U.S. federal income tax and, in some cases, state, local, or non-U.S income tax, on their allocable share of BNO’s taxable income, without regard to whether they receive distributions or the amount or value of any such distributions. Therefore, the tax liability of an investor with respect to its shares may exceed the amount of cash or value of property (if any) distributed with respect to such shares.

An investor’s allocable share of taxable income or loss may differ from its economic income or loss on the shares.

Due to the application of the assumptions and conventions applied by BNO in making allocations for U.S. federal income tax purposes and other factors, an investor’s allocable share of BNO’s income, gain, deduction, loss, or credit may be different than its economic profit or loss from the shares for a taxable year. This difference could be temporary or permanent and, if permanent, may subject an investor to tax on amounts in excess of its economic income.

Items of income, gain, deduction, loss and credit with respect to shares could be reallocated, for U.S. federal income tax purposes, and BNO could be liable for U.S. federal income tax, if the IRS does not accept the assumptions and conventions applied by BNO in allocating those items, with potential adverse consequences for an investor.

The U.S. federal income tax rules pertaining to entities treated as partnerships for U.S. federal income tax purposes are complex and their application to large, publicly traded partnerships such as BNO is in many respects uncertain. BNO applies certain assumptions and conventions in an attempt to comply with the intent of the applicable rules and to report taxable income, gains, deductions, losses and credits in a manner that properly reflects shareholders’ economic gains and losses. It is possible that the IRS could successfully challenge the application by BNO of these assumptions and conventions as not fully complying with all aspects of the Internal Revenue Code of 1986, as amended (the “Code”), and applicable U.S. Treasury Regulations, which would require BNO to reallocate items of income, gain, deduction, loss or credit in a manner that adversely affects investors. If this occurs, investors may be required to file an amended U.S. federal income tax return and to pay additional taxes, plus deficiency interest, and may be subject to penalties.

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

BNO has received an opinion of counsel that, under current U.S. federal income tax laws, BNO will be treated as a partnership that is not taxable as a corporation for U.S. federal income tax purposes, provided that (i) at least 90 percent of BNO’s annual gross income will be derived from (a) income and gains from commodities (not held as inventory) or futures, forwards, options, swaps and other notional principal contracts with respect to commodities, and (b) interest income (“qualifying income”); (ii) BNO is organized and operated in accordance with its governing agreements and applicable law; and (iii) BNO does not elect to be taxed as a corporation for U.S. federal income tax purposes. Although USCF anticipates that BNO has satisfied and will continue to satisfy the “qualifying income” requirement for all of its taxable years, that result cannot be assured. BNO has not requested and will not request any ruling from the IRS with respect to its classification as a partnership for U.S. federal income tax purposes. If the IRS were to successfully assert that BNO is taxable as a corporation for U.S. federal income tax purposes in any taxable year, rather than passing through its income, gains, losses, deductions, and credits proportionately to its shareholders, BNO would be subject to U.S. federal income tax imposed at the applicable corporate rates on its net income for the year. In addition, although USCF does not currently intend to make distributions with respect to BNO shares, if BNO were treated as a corporation for U.S. federal income tax purposes, any distributions made with respect to BNO shares would be taxable to shareholders as dividend income to the extent of BNO’s current and accumulated earnings and profits. Taxation of BNO as a corporation could materially reduce the after-tax return on an investment in shares and could substantially reduce the value of the shares.

BNO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and therefore, BNO has a more complex tax treatment than traditional mutual funds.

BNO is organized and operated as a limited partnership in accordance with the provisions of the LP Agreement and applicable state law, and is treated as a partnership for U.S. federal income tax purposes. No U.S. federal income tax is paid by BNO on its income. Instead, BNO will furnish shareholders each year with tax information on IRS Schedules K- 1 and/or K-3 (Form 1065), as applicable, and each U.S. shareholder is required to report on its U.S. federal income tax return its allocable share of the income, gain, loss, deduction, and credit of BNO.

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

In addition to U.S. federal income taxes, shareholders may be subject to other taxes, such as state and local income taxes, unincorporated business taxes, business franchise taxes and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which BNO does business or owns property or where the shareholders reside. Although an analysis of those various taxes is not presented here, each prospective shareholder should consider their potential impact on its investment in BNO. It is each shareholder’s responsibility to file the appropriate U.S. federal, state, local and non-U.S. tax returns.

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

In general, legislative or other actions relating to U.S. federal income taxes could have a negative effect on BNO or its investors. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. The Trump Administration has proposed significant changes to the Code and existing U.S federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any such legislation being enacted is uncertain, but new legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could result in adverse tax consequences to BNO and its investors. Investors are urged to consult with their tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of BNO.

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

If a counterparty becomes bankrupt or otherwise fails to perform its obligations due to financial difficulties, BNO may experience significant delays in obtaining recovery in a bankruptcy or other reorganization proceeding. BNO may obtain only limited recovery or may obtain no recovery in such circumstances.

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

Regulations adopted by global prudential regulators that are now in effect require certain prudentially regulated entities and certain of their affiliates and subsidiaries (including swap dealers) to include in their derivatives contracts and certain other financial contracts terms that delay or restrict the rights of counterparties (such as BNO) to terminate such contracts, foreclose upon collateral, exercise other default rights or restrict transfers of credit support in the event that the prudentially regulated entity and/or its affiliates are subject to certain types of resolution or insolvency proceedings. Similar regulations and laws have been adopted in non-U.S. jurisdictions that may apply to BNO’s counterparties located in those jurisdictions. These requirements could adversely affect BNO’s ability to terminate existing derivatives contracts, exercise default rights, or satisfy obligations owed to it with collateral received under such contracts if BNO’s counterparty and/or its affiliates is subject to resolution or insolvency proceedings.

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

BNO is subject to a comprehensive scheme of regulation under U.S. federal commodities and securities laws. BNO could be subject to sanctions for a failure to comply with those requirements, which could adversely affect its financial performance (in the case of financial penalties) or ability to pursue its investment objective (in the case of a limitation on its ability to trade).

Because BNO’s shares are publicly traded, BNO is subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities include the Public Company Accounting Oversight Board (the “PCAOB”), the SEC, the CFTC, the NFA, and NYSE Arca, and these authorities have continued to develop additional regulations or interpretations of existing regulations. BNO’s ongoing efforts to comply with these regulations and interpretations have resulted in, and are likely to continue resulting in, a diversion of management’s time and attention from revenue-generating activities to compliance-related activities.

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

Regulatory changes or actions, including the implementation of new legislation are impossible to predict but may significantly and adversely affect BNO.

The futures markets are subject to comprehensive statutes, regulations, and margin requirements. Such statutes, regulations and requirements are subject to ongoing modification by governmental and judicial action. This is particularly so whenever there is a change in presidential administration, which can lead to changes in regulatory priorities and policy. The effect of any future regulatory change on BNO is impossible to predict, but it could be substantial and adverse. In addition, the CFTC, SEC, futures exchanges, and other entities are authorized to take extraordinary actions in the event of a market emergency including, for example, the retroactive implementation of speculative position limits or higher margin requirements, the establishment of daily price limits and the suspension of trading. For a more detailed discussion of the regulations to be imposed by the CFTC and the SEC and the potential impacts thereof on BNO, please see “Item 1. Business - Commodities Regulation” in this annual report on Form 10-K.

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

USCF serves as the general partner or sponsor to each of BNO and the Related Public Funds. USCF may have a conflict to the extent that its trading decisions for BNO may be influenced by the effect they would have on the other funds it manages. By way of example, if, as a result of reaching limits imposed by ICE, this could impact BNO’s ability to purchase additional crude oil futures contracts. Similar situations could adversely affect the ability of the Related Public Funds to track their benchmark futures contract(s).

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

The foregoing could also create significant deviations from BNO’s investment objective. Any potential impact to the market for shares of BNO that could occur from an Authorized Participant’s inability to create new baskets would likely not extend beyond the time when BNO resumes selling Creation Baskets.

BNO may determine that, to allow it to reinvest the proceeds from sales of its Creation Baskets in currently permitted assets in a manner that meets its investment objective, it may limit or suspend its offers of Creation Baskets.

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

Competing claims of intellectual property rights may adversely affect BNO and an investment in BNO’s shares.

USCF believes that it has properly licensed or obtained the appropriate consent of all necessary parties with respect to intellectual property rights. However, other third parties could allege ownership as to such rights and may bring legal action asserting their claims. The expenses in litigating, negotiating, cross-licensing or otherwise settling such claims may adversely affect BNO. Additionally, as a result of such action, BNO could potentially change its investment objective, strategies or benchmark. Each of these factors could have a negative impact on the performance of BNO.

Due to the increased use of technologies, intentional and unintentional cyber-attacks pose operational and information security risks.

With the increased use of technologies such as the internet and the dependence on computer systems to perform necessary business functions, BNO is susceptible to operational and information security risks. In general, cyber incidents can result from deliberate attacks or unintentional events such as a cyber-attack against BNO, a natural catastrophe, an industrial accident, failure of BNO’s disaster recovery systems, or consequential employee error. Cyber-attacks include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites. Cyber security failures or breaches of BNO’s clearing broker or third party service provider (including, but not limited to, index providers, the administrator and transfer agent, the custodian), have the ability to cause disruptions and impact business operations, potentially resulting in financial losses, the inability of BNO shareholders to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. Adverse effects can become particularly acute if those events affect BNO’s electronic data processing, transmission, storage, and retrieval systems, or impact the availability, integrity, or confidentiality of our data.

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

On September 29, 2025, the Court granted the defendants’ motion to dismiss the complaint without prejudice and granted plaintiff leave to file a motion to amend its complaint. On November 26, 2025, the plaintiff filed a motion for leave to file a proposed second consolidated amended complaint, which defendants have opposed. The motion remains pending before the Court.

USCF, USO, and the individual defendants in In re: United States Oil Fund, LP Securities Litigation intend to continue to vigorously contest such claims and have moved for their dismissal.

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

As of December 31, 2025, BNO had approximately 12,000 holders of shares.

Dividends

BNO has not made and does not currently intend to make cash distributions to its shareholders.

Issuer Purchases of Equity Securities

BNO does not purchase shares directly from its shareholders. In connection with its redemption of baskets held by Authorized Participants, BNO redeemed 9 baskets (comprising 450,000 shares) and 72 baskets (comprising 3,600,000 shares) for the three and twelve months ended December 31, 2025, respectively. Monthly redemptions for the last three months are detailed below.

	Total Number of Share	Average Price Per
Period	Redeemed	Share
10/1/25 to 10/31/25	450,000	$29.55
11/1/25 to 11/30/25	—	—
12/1/25 to 12/31/25	—	—
Total	450,000

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the financial statements and the notes thereto of the United States Brent Oil Fund, LP (“BNO”) included elsewhere in this annual report on Form 10-K.

Forward-Looking Information

This annual report on Form 10-K, including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” which generally relate to future events or future performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this annual report on Form 10-K that address activities, events or developments that will or may occur in the future, including such matters as changes in inflation in the United States, movements in the stock market, movements in U.S. and foreign currencies, and market volatility in the commodities markets and futures markets and indexes that track such movements, the Russia-Ukraine war and conflicts in the Middle East, BNO’s operations, USCF’s plans and references to BNO’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses USCF has made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to USCF’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this annual report on Form 10-K, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Consequently, all the forward-looking statements made in this annual report on Form 10-K are qualified by these cautionary statements, and there can be no assurance that the actual results or developments USCF anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, BNO’s operations or the value of its shares.

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

The accountability levels for the Benchmark Futures Contract and other Futures Contracts traded on U.S.-based futures exchanges, such as the NYMEX, are not a fixed ceiling, but rather a threshold above which the NYMEX may exercise greater scrutiny and control over an investor’s positions. The current accountability level for investments for any one-month in the Benchmark Futures Contract is 10,000 net futures contracts. In addition, the NYMEX imposes an accountability level for all months of 20,000 net futures contracts for investments in futures contracts for Brent crude oil. If BNO and the Related Public Funds exceed these accountability levels for investments in the futures contracts for oil, the NYMEX and ICE Futures will monitor such exposure and may ask for further information on BNO’s and the Related Public Funds’ activities, including the total size of all positions, investment and trading strategy, and the extent of liquidity resources of BNO and the Related Public Funds. If deemed necessary by the NYMEX and/or ICE Futures, BNO could be ordered to reduce its aggregate net futures contracts back to the accountability level. In contrast, the position limits for the ICE Futures maintain that when 100 lots or more are traded, the activity must be reported to the exchange on a daily basis. ICE Futures also maintains that an Expiration Limit of 6,000 lots, long or short, will apply for the five business days up to and including the expiration date. As of December 31, 2025, BNO held 1,651 Futures Contracts traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For the fiscal year ended December 31, 2025, BNO did not exceed accountability levels imposed by the ICE Futures Europe or the NYMEX.

Position limits differ from accountability levels in that they represent fixed limits on the maximum number of futures contracts that any person may hold and cannot allow such limits to be exceeded without express CFTC authority to do so. In addition to accountability levels and position limits that may apply at any time, the NYMEX and ICE Futures impose position limits on contracts held in the last few days of trading in the near month contract to expire. It is unlikely that BNO will run up against such position limits because BNO’s investment strategy is to close out its positions and “roll” from the near month contract to expire to the next month contract beginning two weeks from expiration of the contract. Investors should note that the foregoing accountability levels and position limits are subject to change, which in turn could change the amount and type of permitted investments in which BNO invests. For the year ended December 31, 2025, BNO did not exceed any position limits imposed by the ICE Futures or the NYMEX.

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

Natural or environmental disasters, such as earthquakes, fires, floods, hurricanes, tsunamis and other severe weather-related phenomena generally, and widespread disease, including public health disruptions, pandemics and epidemics (for example, the COVID-19 pandemic), can be highly disruptive to economies and markets. Such events can, directly or indirectly, negatively impact, and/or cause volatility in, the price of Brent crude oil and the value, pricing and liquidity of the investments or other assets held by BNO.

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

BNO may be subject to interest rate risk, which may prevent BNO from investing fully at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss.

Interest rate risk is the risk that fixed income securities and other investments in BNO’s portfolio will fluctuate in value because of a change in interest rates. Interest rate changes can be sudden and unpredictable, and BNO may lose money because of movements in interest rates. When interest rates rise, the value of fixed income securities typically falls. In a rising interest rate environment, BNO may not be able to fully invest at prevailing rates until any current investments in Treasuries mature in order to avoid selling those investments at a loss. Interest rate risk is generally lower for shorter term investments and higher for longer term investments. In addition, in risk interest rate environments, it is possible that the Treasuries held by BNO will decline in value. When interest rates fall, BNO may be required to reinvest the proceeds from the sale, redemption or early prepayment of the Treasuries or money market security at a lower interest rate.

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

Price Movements

Brent crude oil futures prices were volatile and exhibited an uneven trend during the year ended December 31, 2025. The price of the Benchmark Futures Contract started the year at $74.64 per barrel. The high of the year was on January 15, 2025 when the price reached $82.03 per barrel. The low for the year was on December 16, 2025, which was $58.92 per barrel. The year ended with the Benchmark Futures Contract at $60.85 per barrel, a decrease of approximately (18.48)% over the year. BNO’s per share NAV began the year at $30.14 and ended the year at $28.29 on December 31, 2025, a decrease of approximately (6.14)% over the year. The Benchmark Futures Contract prices listed above began with the March 2025 contracts and ended with the March 2026 contracts. A decrease of approximately (18.48)% on the Benchmark Futures Contract listed above is a hypothetical return only and would not actually be realized by an investor holding Futures Contracts. An investment in Futures Contracts would need to be rolled forward during the time period described in order to simulate such a result. Furthermore, the change in the nominal price of these differing Futures Contracts, measured from the start of the year to the end of the year, does not represent the actual benchmark results that BNO seeks to track, which are more fully described below in the section titled “Tracking BNO’s Benchmark.”

During the year ended December 31, 2025, the Brent crude oil futures experienced states of backwardation. When the market is in a state of contango, the near month Brent crude oil futures contract is lower than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. During periods of backwardation, the near month Brent crude oil futures contract is higher than the price of the next month Brent crude oil futures contract, or contracts further away from expiration. For a discussion of the impact of backwardation and contango on total returns, see “Term Structure of Crude Oil Prices and the Impact on Total Returns” below.

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

Results of Operations and the Crude Oil Market

Results of Operations. As of December 31, 2025, BNO had 3,550,000 shares outstanding. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets. More shares may have been issued by BNO than are outstanding due to the redemption of shares.

As of December 31, 2025, BNO had the following Authorized Participants: ABN AMRO Clearing USA LLC, Citadel Securities LLC, Goldman Sachs & Co., JP Morgan Securities Inc., Jane Street Capital LLC, Merrill Lynch Professional Clearing Corp., Morgan Stanley & Co. LLC, RBC Capital Markets LLC and Virtu Americas LLC.

For the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

	Year ended	Year ended
	December 31,	December 31,
	2025	2024
Per share net asset value, end of year	$28.29	$30.14
Average daily total net assets	$97,180,670	$146,504,989
Dividend and interest income earned on Treasuries, cash and/or cash equivalents	$3,890,307	$7,233,652
Annualized yield based on average daily total net assets	4.00%	4.94%
Management fee	$728,855	$1,098,840
Total fees and other expenses excluding management fees	$389,980	$576,915
Total commissions accrued to brokers	$85,818	$113,944
Total commissions as annualized percentage of average total net assets	0.09%	0.08%

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

The decrease in the per share NAV for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to lower prices for Brent crude oil and the related decrease in the value of the Crude Oil Futures Contracts in which BNO held and traded.

Average interest rates earned on short-term investments held by BNO, including cash, cash equivalents and Treasuries, were lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. As a result, the amount of income earned by BNO as a percentage of average daily total net assets was lower during the year ended December 31, 2025, compared to the year ended December 31, 2024. To the degree that the aggregate yield is lower, the net expense ratio, inclusive of income, will be higher.

The decrease in total fees and other expenses excluding management fees for the year ended December 31, 2025, compared to the year ended December 31, 2024 was due primarily to an decrease in professional fees.

The decrease in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due primarily to the number of Crude Oil Futures Contracts being held and traded.

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

For the 30-valuation days ended December 31, 2025, the average daily change in price of the Benchmark Futures Contracts was (0.128)%, while the average daily change in the per share NAV of BNO over the same time period was (0.118)%. The average daily difference was 0.01% (or 1.0 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

Since the commencement of the offering of BNO’s shares to the public on June 2, 2010 to December 31, 2025, the average daily change in the Benchmark Futures Contract was 0.026%, while the average daily change in the per share NAV of BNO over the same time period was 0.027%. The average daily difference was 0.001% (or 0.1 basis points, where 1 basis point equals 1/100 of 1%), meaning that over this time period BNO’s NAV performed within the plus or minus 10% range established as its benchmark tracking goal.

The following two charts demonstrate the correlation between the changes in BNO’s NAV and the changes in the Benchmark Futures Contract. The first chart below shows the daily movement of BNO’s per share NAV versus the daily movement of the Benchmark Futures Contract for the 30 valuation day period ended December 31, 2025, the last trading day in December. The second chart below shows the monthly total returns of BNO as compared to the monthly value of the Benchmark Futures Contract for the five years ended December 31, 2025.

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

For the year ended December 31, 2025, the actual total return of BNO as measured by changes in its per share NAV was (6.14)%. This is based on an initial per share NAV of $30.14 as of December 31, 2024 and an ending per share NAV as of December 31, 2025 of $28.29. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $27.83 as of December 31, 2025, for a total return over the relevant time period of (7.65)% The difference between the actual per share NAV total return of BNO of (6.14)% and the expected total return based on the Benchmark Futures Contract of (7.65)% was a difference over the time period of 1.51%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

By comparison, for the year ended December 31, 2024, the actual total return of BNO as measured by changes in its per share NAV was 10.04%. This is based on an initial per share NAV of $27.39 as of December 31, 2023 and an ending per share NAV as of December 31, 2024 of $30.14. During this time period, BNO made no distributions to its shareholders. However, if BNO’s daily changes in its per share NAV had instead exactly tracked the changes in the daily total return of the Benchmark Futures Contract, BNO would have had an estimated per share NAV of $28.49 as of December 31, 2024, for a total return over the relevant time period of 4.03% The difference between the actual per share NAV total return of BNO of 10.04% and the expected total return based on the Benchmark Futures Contract of 4.03% was a difference over the time period of 6.01%, which is to say that BNO’s actual total return outperformed its benchmark by that percentage. BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses, offset by interest and dividend income, and net of positive or negative execution, tends to cause daily changes in the per share NAV of BNO to track slightly lower or higher than daily changes in the price of the Benchmark Futures Contract.

There are three factors that typically have impacted or are most likely to impact BNO’s ability to accurately track Benchmark Futures Contract in addition to the foregoing.

First, BNO may buy or sell its holdings in the then current Benchmark Futures Contract at a price other than the closing settlement price of that contract on the day during which BNO executes the trade. In that case, BNO may pay a price that is higher, or lower, than the closing settlement price of the Benchmark Futures Contract, which could cause the changes in the daily per share NAV of BNO to either be higher or lower relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2025, USCF attempted to minimize the effect of these transactions by seeking to execute its purchase or sale of the Benchmark Futures Contract at, or as close as possible to, the end of the day settlement price. However, it may not always be possible for BNO to obtain the settlement price and there is no assurance that failure to obtain the closing settlement price in the future will not adversely impact BNO’s attempt to track the Benchmark Futures Contract.

Second, BNO incurs expenses primarily composed of the management fee, brokerage commissions for the buying and selling of futures contracts, and other expenses. The impact of these expenses tends to cause daily changes in the per share NAV of BNO to track slightly lower than daily changes in the price of the Benchmark Futures Contract. At the same time, BNO earns dividend and interest income on its cash, cash equivalents and Treasuries. BNO is not required to distribute any portion of its income to its shareholders and did not make any distributions to shareholders during the year ended December 31, 2025. Interest payments, and any other income, were retained within the portfolio and added to BNO’s NAV. When this income exceeds the level of BNO’s expenses for its management fee, brokerage commissions and other expenses (including ongoing registration fees, licensing fees and the fees and expenses of the independent directors of USCF), BNO will realize a net yield that will tend to cause daily changes in the per share NAV of BNO to track slightly higher than daily changes in the Benchmark Futures Contract. If short-term interest rates rise above these levels, the level of deviation created by the yield would increase. Conversely, if short-term interest rates were to decline, the amount of error created by the yield would decrease. When short-term yields drop to a level lower than the combined expenses of the management fee and the brokerage commissions, then the tracking error becomes a negative number and would tend to cause the daily returns of the per share NAV to underperform the daily returns of the Benchmark Futures Contract. USCF anticipates that interest rates may continue to stagnate over the near future. It is anticipated that fees and expenses paid by BNO may be lower than interest earned by BNO. As such, USCF anticipates that BNO could possibly outperform its benchmark so long as interest earned is greater than the fees and expenses paid by BNO.

Third, BNO may hold Other Crude Oil-Related Investments in its portfolio that may fail to closely track the Benchmark Futures Contract’s total return movements. In that case, the error in tracking the Benchmark Futures Contract could result in daily changes in the per share NAV of BNO that are either too high, or too low, relative to the daily changes in the Benchmark Futures Contract. During the year ended December 31, 2025, BNO did not hold any Other Crude Oil-Related Investments. If BNO increases in size, and due to its obligations to comply with market conditions, regulatory limits, and risk mitigation measures imposed by its FCMs, BNO may invest in Other Crude Oil-Related Investments, such as OTC swaps, which may have the effect of increasing transaction related expenses and may result in increased tracking error. OTC swaps increase transaction-related expenses due to the fact that BNO must pay to the swap counterparty certain fees that BNO does not have to pay for transactions executed on an exchange.

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

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

An alternative way to view the same data is to subtract the dollar price of the 13th month Brent crude oil futures contract from the dollar price of the near month Brent crude oil futures contract, as shown in the chart below. When the difference is positive, the market is in backwardation. When the difference is negative, the market is in contango. The Brent crude oil market spent time in both backwardation and contango during the last ten years. The chart below shows the results from subtracting the average dollar price of the near 12- month contracts from the near month price for the 10-year period between December 31, 2015 and December 31, 2025. Investors will note that the Brent crude oil market spent time in both backwardation and contango.

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

Crude oil prices collapsed in the wake of the COVID-19 demand shock, which reduced global petroleum consumption, and the price war launched by Saudi Arabia at the beginning of March 2020 in response to Russia’s unwillingness to participate in extending previously agreed upon supply cuts. An estimated twenty million barrels a day of crude demand evaporated as a result of quarantines and massive drops in industrial and manufacturing activity. Eventually, the United States, OPEC, Russia, and other oil producers around the world agreed to a historic 9.7 million barrel per day cut to crude supply. The supply cut along with the partial reopening of economies during the third quarter of 2020 reduced some of the unprecedented volatility that oil markets experienced in the Spring of 2020. Likewise, contango returned to moderate levels in May of 2020. During year ended December 31, 2025, Brent oil futures were in a state of backwardation as measured by the difference between the front month and the second month contract.

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

Brent Crude Oil Market. During the year ended December 31, 2025, the price of the front month Brent crude oil futures contract traded in a range between $58.92 to $82.03. Brent crude declined (18.48)% from December 31, 2024 through December 31, 2025 to finish the year at $60.85.

In 2025, growing supplies weighed on crude oil prices. Supply exceeded demand throughout the year and the gap between output and consumption widened significantly from 0.6 mbd excess supply at the end of 2024 to 2.8 mbd by the end of 2025. U.S. crude oil production averaged 13.5 mbd. U.S. production rose significantly over the last five years. OPEC crude production declined from late 2022 through the third quarter of 2024 as the cartel supported prices with overall quotas and voluntary output cuts by certain countries, particularly Saudi Arabia. OPEC output rose from approximately 27.5 mbd to 29.0 mbd during 2025 but remained below pre- and post-pandemic highs. The cartel announced plans to begin unwinding voluntary cuts and increasing quotas in 2024 and began to do so after delaying and adjusting these plans several times. While OPEC steadily increased output several times in 2025, it also reaffirmed its commitment to maintaining oil market stability and retains the flexibility to change plans as market conditions warrant. Nevertheless, the long-expected and repeatedly delayed reduction of quotas and voluntary cuts is finally underway. While not a complete policy reversal, the “OPEC put” which kept a floor on prices over the last several years has likely moved lower. Russia and OPEC have still not returned to pre-pandemic production levels, while the U.S. has become the world’s largest crude oil producing nation and other oil producing nations have also increased their output. In the U.S., the Trump administration has aggressively called for increased domestic production, and its actions have and will continue to make more drilling possible. However, U.S. drillers have shown restraint in recent years, and production may not rise as much in the future as it has in the recent past. Technology, geology, and economics tend to be larger determinants of U.S. production levels than political policy. Other Trump administration policies have introduced uncertainty into crude oil markets, including on-and-off tariffs and tariff threats. The overall impact of the administration’s actions could increase the risk of a global economic slowdown or recession, which would reduce demand for crude oil.

Geopolitics continue to add complexity to the supply-demand equation. Tensions and flare ups supported prices and contributed to price volatility through 2025. As an example, in June of 2025, Israel and the United States attacked Iran’s nuclear facilities, raising speculation that Iran might attempt to close the Strait of Hormuz. As approximately 20% of global petroleum consumption transits the Strait daily, this could have had a significant effect on prices. As it stands, Iran did not close the Strait, and prices fell back to the mid-$65 range after briefly topping $75. Starting off 2026, the U.S.’s latest posturing against Iran and its actions in Venezuela, as well as ongoing conflicts in Ukraine and the Middle East continue to raise uncertainty about future supply. Ongoing global tensions, with existing and potential conflicts in various regions, remain a flash point for risk to crude oil supply, which could raise prices. Conversely, any resolution of geopolitical conflicts could ease supply disruptions, sanctions, and price volatility, which could lower prices.

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

For the ten-year time period between December 31, 2015 and December 31, 2025, the table below compares the monthly movements of Brent crude oil prices versus the monthly movements of the prices of several other energy commodities, such as natural gas, diesel-heating oil, and unleaded gasoline, as well as several major non-commodity investment asset classes, such as large cap U.S. equities, U.S. government bonds and global equities.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 10 Years
	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE	Crude Oil	Unleaded
Correlation Matrix 10 Years	(S&P 600)	(BEUSG4 Index)	World Index)	(WTI)	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.155	0.978	0.358	0.417	0.188	0.408
US Gov’t Bonds (BEUSG4 Index)		1.000	0.174	-0.253	-0.173	-0.381	-0.302
Global Equities (FTSE World Index)			1.000	0.389	0.446	0.215	0.439
Crude Oil (WTI)				1.000	0.747	0.763	0.916
Unleaded Gasoline					1.000	0.619	0.798
Heating Oil						1.000	0.768
Brent Oil							1.000
Source: Bloomberg, NYMEX

The table below covers a more recent, but much shorter, range of dates than the above table.

*PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS

Brent Oil - 1 Year
	Large		Global
	Cap US	US Gov’t	Equities
	Equities	Bonds	(FTSE		Unleaded
Correlation Matrix 1 Year	(S&P 500)	(BEUSG4 Index)	World Index)	Crude Oil	Gasoline	Heating Oil	Brent Oil
Large Cap US Equities (S&P 500)	1.000	0.019	0.975	0.209	-0.286	0.412	0.229
US Gov’t Bonds (BEUSG4 Index)		1.000	0.088	-0.457	-0.196	-0.114	-0.371
Global Equities (FTSE World Index)			1.000	0.053	-0.375	0.295	0.076
Crude Oil				1.000	0.628	0.733	0.970
Unleaded Gasoline					1.000	0.434	0.663
Heating Oil						1.000	0.769
Brent Oil							1.000
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

For the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The comparison of the fiscal years ended December 31, 2024 and 2023 can be found in BNO’s annual report on Form 10-K for the fiscal year ended December 31, 2024 located within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference herein.

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

BNO currently generates cash primarily from: (i) the sale of baskets consisting of 50,000 shares (“Creation Baskets”) and (ii) income earned on Treasuries, cash and/or cash equivalents. BNO has allocated substantially all of its net assets to trading in Crude Oil Interests. BNO invests in Crude Oil Interests to the fullest extent possible without being leveraged or unable to satisfy its current or potential margin or collateral obligations with respect to its investments in Futures Contracts and Other Crude Oil-Related Investments. A significant portion of BNO’s NAV is held in cash and cash equivalents that are used as margin and as collateral for its trading in Crude Oil Interests. The balance of the assets is held in BNO’s account at its custodian bank and in investments in money market funds and Treasuries at the FCMs. Income received from BNO’s investments in money market funds and Treasuries is paid to BNO.During the year ended December 31, 2025, BNO’s expenses did not exceed the income BNO earned and the cash earned from the sale of Creation Baskets and the redemption of Redemption Baskets. During the year ended December 31, 2025, BNO did not use other assets to pay expenses. To the extent income exceeds expenses, BNO’s NAV will be positively impacted.

Although permitted to do so under its LP Agreement, BNO has not leveraged, and does not intend to leverage, its assets through borrowings or otherwise, and makes BNO its investments accordingly. Consistent with the foregoing, BNO’s investments will take into account the need for BNO to maintain adequate liquidity to meet its margin and collateral requirements and to avoid, to the extent reasonably possible, BNO becoming leveraged. If market conditions require it, these risk reduction procedures, including changes to BNO’s investments, may occur on short notice.

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

BNO’s investments in Crude Oil Interests may be subject to periods of illiquidity because of market conditions, regulatory considerations and other reasons. For example, most commodity exchanges limit the fluctuations in futures contracts prices during a single day by regulations referred to as “daily limits.” During a single day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has increased or decreased by an amount equal to the daily limit, positions in the contracts can neither be taken nor liquidated unless the traders are willing to effect trades at or within the specified daily limit. Such market conditions could prevent BNO from promptly liquidating its positions in Futures Contracts. During the year ended December 31, 2025, BNO did not purchase or liquidate any of its positions while daily limits were in effect; however, BNO cannot predict whether such an event may occur in the future.

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

As of December 31, 2025, BNO held cash deposits and short-term investments in the amount of $98,086,646 with the custodian and FCMs. Some or all of these amounts held by a custodian or an FCM, as applicable, may be subject to loss should BNO’s custodian or FCMs, as applicable, cease operations.

Off Balance Sheet Financing

As of December 31, 2025, BNO had no loan guarantee, credit support or other off-balance sheet arrangements of any kind other than agreements entered into in the normal course of business, which may include indemnification provisions relating to certain risks that service providers undertake in performing services which are in the best interests of BNO. While BNO’s exposure under these indemnification provisions cannot be estimated, they are not expected to have a material impact on BNO’s financial position.

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

As of December 31, 2025, BNO held 1,651 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX. For a list of BNO’s current holdings, please see BNO’s website at www.uscfinvestments.com. The end of day portfolio disclosed on BNO website would reflect any investments in Futures Contracts beyond the Benchmark Futures Contract, and/or Other Crude Oil-Related Investments, including any made in light of market conditions, regulatory requirements, risk mitigation measures (including those that may be taken by BNO, BNO’s FCMs, counterparties or other market participants), liquidity requirements, or other factors. Independent of the BNO website, BNO may make available portfolio holdings information to Authorized Participants that reflects BNO’s anticipated holdings.

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

To reduce the credit risk that arises in connection with such contracts, BNO will generally enter into an agreement with each counterparty based on the Master Agreement published by the ISDA that provides for the netting of its overall exposure to its counterparty and, consistent with applicable regulatory requirements, the posting by each party to cover the mark-to-market exposure of a counterparty to the other counterparty is required.

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

Item 8. Financial Statements and Supplementary Data

United States Brent Oil Fund, LP

Management’s Annual Report on Internal Control Over Financial Reporting.

USCF assessed the effectiveness of BNO’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework (2013). Based on the assessment, USCF believes that, as of December 31, 2025, BNO’s internal control over financial reporting is effective.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

United States Brent Oil Fund, LP

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition, including the schedules of investments, of United States Brent Oil Fund, LP (the “Fund”) as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). We also have audited the Fund’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, the results of its operations, changes in partners’ capital, and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Fund maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

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

/s/ COHEN & COMPANY, LTD.

COHEN & COMPANY, LTD.

Philadelphia, Pennsylvania

February 27, 2026

United States Brent Oil Fund, LP

Statements of Financial Condition

At December 31, 2025 and December 31, 2024

	December 31, 2025		December 31, 2024
Assets
Cash and cash equivalents (at cost $86,504,094 and $80,077,619, respectively) (Notes 2 and 5)	$86,504,094	(a)	$80,077,619
Equity in trading accounts:
Cash and cash equivalents (at cost $11,582,552 and $31,741,220, respectively)	11,582,552		31,741,220
Unrealized gain (loss) on open commodity futures contracts	2,337,370		2,601,040
Dividends receivable	199,498		314,421
Interest receivable	101,214		134,852
Prepaid insurance	11,981		4,715

Total Assets	$100,736,709		$114,873,867

Liabilities and Partners’ Capital
General Partner management fees payable (Note 3)	$62,656		$77,477
Professional fees payable	234,615		264,182
Brokerage commissions payable	—		163
Directors’ fees payable	2,934		3,874

Total Liabilities	300,205		345,696

Commitments and Contingencies (Notes 3, 4 & 5)

Partners’ Capital
General Partners	—		—
Limited Partners	100,436,504		114,528,171
Total Partners’ Capital	$100,436,504		$114,528,171

Total Liabilities and Partners’ Capital	$100,736,709		$114,873,867

Limited Partners’ shares outstanding	3,550,000		3,800,000
Net asset value per share	$28.29		$30.14
Market value per share	$28.32		$29.95
(a)	A portion of this amount is designated to meet daily Futures Commission Merchants’ margin requirements.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Schedule of Investments

At December 31, 2025

			Fair
			Value/Unrealized
			Gain (Loss) on
			Open
		Number of	Commodity	% of Partners’
	Notional Amount	Contracts	Contracts	Capital
Open Commodity Futures Contracts - Long
United Kingdom Contracts
ICE Brent Crude Futures CO March 2026 contracts, expiring January 2026*	$98,125,980	1,651	$2,337,370	2.33

	Shares/Principal		% of Partners’
	Amount	Market Value	Capital
Cash Equivalents
United States Money Market Funds
Dreyfus Institutional Preferred Government Money Market Fund - Institutional Shares, 3.71%#	30,000,000	$30,000,000	29.87
Morgan Stanley Institutional Liquidity Funds - Government Portfolio - Institutional Shares, 3.69%#	32,750,000	$32,750,000	32.61
Total United States Money Market Funds		$62,750,000	62.48
*	Collateral amounted to $11,582,552 on open commodity futures contracts.
#	Reflects the 7-day yield at December 31, 2025.

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

United States Brent Oil Fund, LP

Statements of Operations

For the years ended December 31, 2025, 2024 and 2023

	Year ended	Year ended	Year ended
	December 31, 2025	December 31, 2024	December 31, 2023
Income
Gain (loss) on trading of commodity futures contracts:
Realized gain (loss) on closed commodity futures contracts	$(6,622,950)	$1,237,760	$5,488,970
Change in unrealized gain (loss) on open commodity futures contracts	(263,670)	3,782,570	(16,427,730)
Dividend income	2,452,730	3,546,261	4,877,534
Interest income	1,437,577	3,687,391	3,706,552
ETF transaction fees	22,750	19,600	29,750
Total Income (Loss)	$(2,973,563)	$12,273,582	$(2,324,924)

Expenses
General Partner management fees (Note 3)	$728,855	$1,098,840	$1,408,752
Professional fees	266,935	412,845	132,195
Brokerage commissions	85,818	113,944	145,599
Directors’ fees and insurance	37,137	50,126	80,249
Total Expenses	$1,118,745	$1,675,755	$1,766,795
Net Income (Loss)	$(4,092,308)	$10,597,827	$(4,091,719)
Net Income (Loss) per limited partner share	$(1.85)	$2.75	$(0.87)
Net Income (Loss) per weighted average limited partner share	$(1.24)	$2.17	$(0.60)
Weighted average limited partner shares outstanding	3,287,671	4,876,503	6,772,877

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Changes in Partners’ Capital

For the years ended December 31, 2025, 2024 and 2023

	Limited Partners*
	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Balances at beginning of year	$114,528,171	$130,082,377	$231,742,309
Addition of 3,350,000, 6,900,000 and 4,450,000 partnership shares, respectively	100,834,362	208,175,789	122,821,101
Redemption of (3,600,000), (7,850,000) and (7,900,000) partnership shares, respectively	(110,833,721)	(234,327,822)	(220,389,314)
Net income (loss)	(4,092,308)	10,597,827	(4,091,719)

Balances at end of year	$100,436,504	$114,528,171	$130,082,377
*	General Partners’ shares outstanding and capital for the periods presented were zero.

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and 2023

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$(4,092,308)	$10,597,827	$(4,091,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in unrealized (gain) loss on open commodity futures contracts	263,670	(3,782,570)	16,427,730
(Increase) decrease in dividends receivable	114,923	54,210	14,758
(Increase) decrease in interest receivable	33,638	84,740	129,482
(Increase) decrease in prepaid insurance	(7,266)	5,864	3,202
(Increase) decrease in ETF transaction fees receivable	—	—	350
Increase (decrease) in General Partner management fees payable	(14,821)	(10,888)	(68,885)
Increase (decrease) in professional fees payable	(29,567)	84,496	(289,732)
Increase (decrease) in brokerage commissions payable	(163)	—	163
Increase (decrease) in directors’ fees payable	(940)	782	(1,864)
Net cash provided by (used in) operating activities	(3,732,834)	7,034,461	12,123,485

Cash Flows from Financing Activities:
Addition of partnership shares	100,834,362	208,175,789	122,821,101
Redemption of partnership shares	(110,833,721)	(234,327,822)	(223,134,431)
Net cash provided by (used in) financing activities	(9,999,359)	(26,152,033)	(100,313,330)

Net Increase (Decrease) in Cash and Cash Equivalents	(13,732,193)	(19,117,572)	(88,189,845)

Total Cash, Cash Equivalents and Equity in Trading Accounts, beginning of year	111,818,839	130,936,411	219,126,256
Total Cash, Cash Equivalents and Equity in Trading Accounts, end of year	$98,086,646	$111,818,839	$130,936,411

Components of Cash, Cash Equivalents and Equity in Trading Accounts:
Cash and cash equivalents	$86,504,094	$80,077,619	$78,711,966
Equity in Trading Accounts:
Cash and cash equivalents	11,582,552	31,741,220	52,224,445
Total Cash, Cash Equivalents and Equity in Trading Accounts	$98,086,646	$111,818,839	$130,936,411

See accompanying notes to financial statements.

United States Brent Oil Fund, LP

Notes to Financial Statements

For the years ended December 31, 2025, 2024 2023

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

As of December 31, 2025, BNO held 1,651 Futures Contracts for Brent crude oil traded on the ICE Futures Europe and did not hold any Futures Contracts for Brent crude oil traded on the NYMEX.

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

In May 2010, BNO initially registered 50,000,000 shares on Form S 1 with the U.S. Securities and Exchange Commission (“SEC”). On June 2, 2010, BNO listed its shares on the NYSE Arca under the ticker symbol “BNO”. BNO established its initial per share NAV by setting the price at $50.00 and issued 200,000 shares in exchange for $10,000,000. BNO also commenced investment operations on June 2, 2010, by purchasing Futures Contracts traded on the ICE Futures Europe based on Brent crude oil. BNO has an unlimited number of shares registered and available for issuance. On January 27, 2023, the SEC declared effective a registration statement filed by BNO that registered an unlimited number of shares. As a result, BNO has an unlimited number of shares that can be issued in the form of Creation Baskets.

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

In accordance with U.S. GAAP, BNO is required to determine whether a tax position is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any tax related appeals or litigation processes, based on the technical merits of the position. BNO files an income tax return in the U.S. federal jurisdiction and may file income tax returns in various U.S. states. BNO is not subject to income tax return examinations by major taxing authorities for years before 2021. The tax benefit recognized is measured as the largest amount of benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. De-recognition of a tax benefit previously recognized results in BNO recording a tax liability that reduces net assets. However, BNO’s conclusions regarding this policy may be subject to review and adjustment at a later date based on factors including, but not limited to, on-going analysis of and changes to tax laws, regulations and interpretations thereof. BNO recognizes interest accrued related to unrecognized tax benefits and penalties related to unrecognized tax benefits in income tax fees payable, if assessed. No interest expense or penalties have been recognized as of and for the year ended December 31, 2025.

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

Net Income (Loss) Per Share

Net income (loss) per share is the difference between the per share NAV at the beginning of each period and at the end of each period. The weighted average number of shares outstanding was computed for purposes of disclosing net income (loss) per weighted average share. The weighted average shares are equal to the number of shares outstanding at the end of the period, adjusted proportionately for shares added and redeemed based on the amount of time the shares were outstanding during such period. There were no shares held by USCF at December 31, 2025.

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

Recently Issued Accounting Pronouncement

BNO adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”). BNO operates in one segment. The segment derives its revenues from investments made in accordance with the defined investment strategy of BNO, as prescribed in BNO’s prospectus. The Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer (“CEO”) of the general partner, USCF. The CODM monitors the operating results of the Fund as part of making decisions for allocating resources and evaluating performance.

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

Ongoing Registration Fees and Other Offering Expenses

BNO pays all costs and expenses associated with the ongoing registration of its shares subsequent to the initial offering. These costs include registration or other fees paid to regulatory agencies in connection with the offer and sale of shares, and all legal, accounting, printing and other expenses associated with such offer and sale. For the years ended December 31, 2025, 2024 and 2023, BNO did not incur in registration fees and other offering expenses.

Independent Directors’ and Officers’ Expenses

BNO is responsible for paying its portion of the directors’ and officers’ liability insurance for BNO and the Related Public Funds and the fees and expenses of the independent directors who also serve as audit committee members of BNO and the Related Public Funds. BNO shares the fees and expenses on a pro rata basis with each Related Public Fund, as described above, based on the relative assets of each Related Public Fund computed on a daily basis. These fees and expenses for the year ending December 31, 2025 were $37,137 for BNO and, in the aggregate for BNO and the Related Public Funds, $754,349. For the year ended, December 31, 2024, these fees and expense were, $50,126 for BNO and, in the aggregate for BNO and Related Public Funds, $916,574. For the year ended December 31, 2023, these fees and expenses were $80,249 for BNO and, in the aggregate for BNO and Related Public Funds, $1,210,000.

Investor Tax Reporting Cost

The fees and expenses associated with BNO’s audit expenses and tax accounting and reporting requirements are paid by BNO. These costs were $266,935 for the year ending December 31, 2025. For the years ending December 31, 2024, and 2023 BNO’s investor reporting costs totaled $385,395 and $123,795 respectively. Tax reporting costs fluctuate between years due to the number of shareholders during any given year.

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

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Total commissions accrued to brokers	$85,818	$113,944	$145,599
Total commissions as annualized percentage of average total net assets	0.09%	0.08%	0.08%

The decrease in total commissions accrued to brokers for the year ended December 31, 2025, compared to the year ended December 31, 2024, was due to the number of Futures Contracts being held and traded.

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

All of the futures contracts held by BNO through December 31, 2025, were exchange-traded. The risks associated with exchange-traded contracts are generally perceived to be less than those associated with OTC swaps since, in OTC swaps, a party must rely solely on the credit of its respective individual counterparties. However, in the future, if BNO were to enter into non-exchange traded contracts, it would be subject to the credit risk associated with counterparty non-performance. The credit risk from counterparty non-performance associated with such instruments is the net unrealized gain, if any, on the transaction. BNO has credit risk under its futures contracts since the sole counterparty to all domestic and foreign futures contracts is the clearinghouse for the exchange on which the relevant contracts are traded. In addition, BNO bears the risk of financial failure by the clearing broker.

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

USCF invests a portion of BNO’s cash in money market funds that seek to maintain a stable per share NAV. BNO is exposed to any risk of loss associated with an investment in such money market funds. As of December 31, 2025 and December 31, 2024, BNO held investments in money market funds in the amounts of $62,750,000 and $75,000,000, respectively. BNO also holds cash deposits with its custodian and FCMs. As of December 31, 2025 and December 31, 2024, BNO held cash deposits in the amounts of $35,336,646 and $36,818,839 respectively, with the custodian and FCMs. Some or all of these amounts may be subject to loss should BNO’s custodian and/or FCMs cease operations.

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

For the year ended December 31, 2025, the monthly average volume of open future contract notional value was $99,200,324. For the year ended December 31, 2024, the monthly average volume of open future contract notional values was $142,038,374.

NOTE 6 — FINANCIAL HIGHLIGHTS

The following table presents per share performance data and other supplemental financial data for the years ended December 31, 2025, 2024 and 2023 for the shareholders. This information has been derived from information presented in the financial statements.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2025	2024	2023
Per Share Operating Performance:
Net asset value, beginning of year	$30.14	$27.39	$28.26
Total income (loss)	(1.51)	3.09	(0.61)
Total expenses	(0.34)	(0.34)	(0.26)
Net increase (decrease) in net asset value	(1.85)	2.75	(0.87)
Net asset value, end of year	$28.29	$30.14	$27.39

Total Return	(6.14)%	10.04%	(3.08)%

Ratios to Average Net Assets
Total income (loss)	(3.06)%	8.38%	(1.24)%
Management fees	0.75%	0.75%	0.75%
Total expenses excluding management fees	0.40%	0.39%	0.19%
Net income (loss)	(4.21)%	7.24%	(2.18)%

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

NOTE 7 - QUARTERLY FINANCIAL DATA (Unaudited)

The following summarized (unaudited) quarterly financial information presents the results of operations and other data for the three-month periods ended March 31, June 30, September 30 and December 31, 2025 and 2024.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2025	2025	2025	2025
Total Income (Loss)	$5,188,089	$(5,955,485)	$3,016,002	$(5,222,169)
Total Expenses	292,952	239,057	312,637	274,099
Net Income (Loss)	$4,895,137	$(6,194,542)	$2,703,365	$(5,496,268)
Net Income (Loss) per Share	$0.99	$(1.89)	$0.75	$(1.70)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2024	2024	2024	2024
Total Income (Loss)	$20,613,253	$1,016,871	$(22,009,901)	$12,653,359
Total Expenses	396,377	384,206	483,708	411,464
Net Income (Loss)	$20,216,876	$632,665	$(22,493,609)	$12,241,895
Net Income (Loss) per Share	$4.57	$0.21	$(3.89)	$1.86

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

The following table summarizes the valuation of BNO’s securities at December 31, 2025 using the fair value hierarchy:

At December 31, 2025	Total	Level I	Level II	Level III
Short-Term Investments	$62,750,000	$62,750,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	$2,337,370	$2,337,370	$—	$—

The following table summarizes the valuation of BNO’s securities at December 31, 2024 using the fair value hierarchy:

At December 31, 2024	Total	Level I	Level II	Level III
Short-Term Investments	$75,000,000	$75,000,000	$—	$—
Exchange-Traded Futures Contracts
Foreign Contracts	$2,601,040	$2,601,040	$—	$—

Effective January 1, 2009, BNO adopted the provisions of Accounting Standards Codification 815 – Derivatives and Hedging, which require presentation of qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivatives.

Fair Value of Derivative Instruments

	Statements of
Derivatives not Accounted	Financial	Fair Value at	Fair Value at
for as Hedging	Condition	December 31,	December 31,
Instruments	Location	2025	2024
Futures - Commodity Contracts	Unrealized gain (loss) on open commodity futures contracts	$2,337,370	$2,601,040

The Effect of Derivative Instruments on the Statements of Operations

		For the year ended		For the year ended		For the year ended
		December 31, 2025		December 31, 2024		December 31, 2023
			Change in		Change in		Change in
	Location of	Realized	Unrealized	Realized	Unrealized	Realized	Unrealized
Derivatives not	Gain (Loss)	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on	Gain (Loss)	Gain (Loss) on
Accounted for	on Derivatives	on Derivatives	Derivatives	in Derivatives	Derivatives	in Derivatives	Derivatives
as Hedging	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in	Recognized in
Instruments	Income	Income	Income	Income	Income	Income	Income
Futures - Commodity Contracts	Realized gain (loss) on closed commodity futures contracts	$(6,622,950)		$1,237,760		$5,488,970

	Change in unrealized gain (loss) on open commodity futures contracts		$(263,670)		$3,782,570		$(16,427,730)

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

Item 9B. Other Information.

No officers or directors of the Company have adopted, modified or terminated trading plans under either a Rule 10b5 - 1 or non - Rule 10b5 - 1 trading arrangement (as such terms are defined in Item 408 of Regulation S - K of the Securities Act of 1933) for the three month period ended December 31, 2025.

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

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Principals and Key Personnel of USCF. BNO has no executive officers. Pursuant to the terms of the LP Agreement, BNO’s affairs are managed by USCF. The following principals of USCF serve in the below mentioned capacities:

Name	Age	Capacity
John P. Love	54	Management Director, Chairman of the Board of Directors, President and Chief Executive Officer
Stuart P. Crumbaugh	62	Chief Financial Officer, Secretary and Treasurer
Andrew F Ngim	65	Chief Operating Officer and Portfolio Manager
Kathryn D. Rooney	53	Management Director, Chief Marketing Officer
Daphne G. Frydman	51	Director of Compliance
Ray W. Allen	69	Portfolio Manager
Kevin A. Baum	55	Chief Investment Officer
Gordon L. Ellis	79	Independent Director
Malcolm R. Fobes III	61	Independent Director
Peter M. Robinson	68	Independent Director

Ray W. Allen, 69, Portfolio Manager of USCF since January 2008. Mr. Allen was the portfolio manager of: (1) UGA from February 2008 until March 2010, and then portfolio manager since May 2015, (2) UHN from April 2008 until March 2010, and then portfolio manager from May 2015 to September 2018, (3) UNL from November 2009 until March 2010, and then portfolio manager since May 2015. In addition, he has been the portfolio manager of: (1) DNO from September 2009 to September 2018, (2) USO and USL since March 2010, (3) BNO since June 2010, (4) UNG since May 2015, (5) United States 3x Oil Fund and United States 3x Short Oil Fund from July 2017 to December 2019. Mr. Allen also has served as the portfolio manager of the USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, a series of the USCF ETF Trust, from May 2018 to October 2021 and then portfolio manager since January 2022. Mr. Allen has been a principal of USCF listed with the CFTC and NFA since March 2009 and has been registered as an associated person of USCF since July 2015 and from March 2008 to November 2012. Additionally, Mr. Allen has been approved as an NFA swaps associated person of USCF since July 2015. As of February 2017, he also is an associated person and swap associated person of USCF Advisers, LLC (“USCF Advisers”). USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Allen earned a B.A. in Economics from the University of California at Berkeley and holds an NFA Series 3 registration.

Kevin A. Baum, 55, has served as the Chief Investment Officer of USCF since September 1, 2016 and as a Portfolio Manager of USCF from March 2016 to April 2017. He also has served as the Chief Investment Officer of USCF Advisers since June 2021. Prior to joining USCF, Mr. Baum temporarily retired from December 2015 to March 2016. Mr. Baum served as the Vice President and Senior Portfolio Manager for Invesco, an investment manager that manages a family of exchange-traded funds, from October 2014 through December 2015. Mr. Baum was temporarily retired from May 2012 through September 2014. From May 1993 to April 2012, Mr. Baum worked as the Senior Portfolio Manager, Head of Commodities for OppenheimerFunds, Inc., a global asset manager. Mr. Baum has been approved with respect to USCF as an NFA principal and associated person since April 2016, and a swap associated person since November 2020. He also is an associated person of USCF Advisers as of February 2017, and, as of June 2021, a principal and swap associated person of USCF Advisers. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Baum is a CFA Charterholder, CAIA Charterholder, earned a B.B.A. in Finance from Texas Tech University and holds an NFA Series 3 and FINRA Series 7 registrations.

Stuart P. Crumbaugh, 62, Management Director of USCF since April 2023 and Chief Financial Officer, Secretary and Treasurer of USCF since May 2015. In addition, Mr. Crumbaugh has served as a director of USCF Investments, the parent and sole member of USCF, since December 2016. Mr. Crumbaugh has been a principal of USCF listed with the CFTC and NFA since July 1, 2015 and, as of January 2017, he is a principal of USCF Advisers, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Since June 2015, Mr. Crumbaugh has been the Treasurer and Secretary of USCF Advisers. He has served as a Management Trustee, Chief Financial Officer and Treasurer of USCF ETF Trust since May 2015. Mr. Crumbaugh joined USCF as the Assistant Chief Financial Officer on April 6, 2015. Also, Mr. Crumbaugh served as the Chief Financial Officer of The Marygold Companies, Inc., formerly Concierge Technologies, Inc. (“Marygold”), the parent of USCF Investments, Inc. (formerly Wainwright Holdings, Inc.) (“USCF Investments”) from December 2017 to January 2024 and as a management director on the board of directors of Marygold from April 2023 to January 2024. He is also the Treasurer and a member of the Board of Directors of Marygold & Co., a subsidiary of Marygold, since November 2019. Prior to joining USCF, Mr. Crumbaugh was the Vice President Finance and Chief Financial Officer of Sikka Software Corporation, a software service healthcare company providing optimization software and data solutions from April 2014 to April 6, 2015. Mr. Crumbaugh served as a consultant providing technical accounting, IPO readiness and M&A consulting services to various early stage companies with the Connor Group, a technical accounting consulting firm, for the periods of January 2014 through March 2014; October 2012 through November 2012; and January 2011 through February 2011. Mr. Crumbaugh earned a B.A. in Accounting and Business Administration from Michigan State University in 1987 and is a Certified Public Accountant - Michigan (inactive).

Daphne G. Frydman, 51, General Counsel of USCF and USCF Advisers, LLC since May 2018, and Director of Compliance of USCF since April 2022. She is also the Chief Legal Officer of USCF ETF Trust since May 2018 and Secretary of the same since December 2021. Ms. Frydman served as Deputy General Counsel of USCF and USCF Advisers, LLC from May 2016 through May 2018. From September 2001 through April 2016, Ms. Frydman was an attorney in private practice at the law firm Sutherland Asbill & Brennan LLP. Ms. Frydman is listed as a principal of USCF as of June 1, 2022. Ms. Frydman earned her J.D. from the Northwestern University Pritzker School of Law and a B.A. in College of Letters and Spanish from Wesleyan University.

John P. Love, 54, President and Chief Executive Officer of USCF since May 15, 2015, Management Director of USCF since October 2016 and Chairman of the Board of Directors of USCF since October 2019. Mr. Love also is a director of USCF Investments, a position he has held since December 2016. Mr. Love previously served as a Senior Portfolio Manager for the Related Public Funds from March 2010 through May 2015. Prior to that, while still at USCF, he was a Portfolio Manager beginning with the launch of USO in April 2006. Mr. Love also served as a portfolio manager of USCF from April 2006 until April 2015. Mr. Love has served on the Board of Managers of USCF Advisers since November 2016 and as its President since June 2015. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. He also has served as the President and Chief Executive Officer of the USCF ETF Trust since December 2015. Mr. Love has been a principal of USCF listed with the CFTC and NFA since January 17, 2006. Mr. Love has been registered as an associated person of USCF since February 2015 and from December 2005 to April 2009. Additionally, Mr. Love has been approved as an NFA swaps associated person since February 2015. Mr. Love is a principal of USCF Advisers LLC as of January 2017. Additionally, effective as of February 2017, he is an associated person and, swap associated person of USCF Advisers. Mr. Love earned a B.A. from the University of Southern California, holds NFA Series 3 and FINRA Series 7 registrations and is a CFA Charterholder.

Andrew F Ngim, 65, co-founded USCF in 2005 and has served as the Chief Operating Officer of USCF since August 2016. He also served as a Management Director of USCF from May 2005 to April 2023. Mr. Ngim serves as the portfolio manager for USCI and CPER since January 2013. Mr. Ngim also served as USCF’s Treasurer from June 2005 to February 2012. In addition, he has been on the Board of Managers and serves as the Assistant Secretary and Assistant Treasurer of USCF Advisers since its inception in June 2013 and Chief Operating Officer of USCF Advisers since March 2021. Prior to and concurrent with his services to USCF and USCF Advisers, from January 1999 to January 2013, Mr. Ngim served as a Managing Director for Ameristock Corporation, a California-based investment adviser, which he co-founded in March 1995, and was Co-Portfolio Manager of Ameristock Mutual Fund, Inc. from January 2000 to January 2013. Mr. Ngim also serves as the portfolio manager for the following series of the USCF ETF Trust: (1) USCF SummerHaven Dynamic Commodity Strategy No K-1 Fund, from May 2018 to present, (2) the USCF Sustainable Battery Metals Strategy Fund from January 2023 to present, (3) the USCF Energy Commodity Strategy Absolute Return Fund from May 2023 to present, (4) the USCF Sustainable Commodity Strategy Fund from August 9, 2023 to present, and (5) the USCF Oil Plus Bitcoin Strategy Fund from December 9, 2025 to present. Mr. Ngim served as a Management Trustee of the USCF ETF Trust from August 2014 to August 2023. Mr. Ngim has been a principal of USCF listed with the CFTC and NFA since November 2005 and a principal of USCF Advisers LLC since January 2017. USCF Advisers, an affiliate of USCF, is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Mr. Ngim earned his B.A. from the University of California at Berkeley.

Kathryn D. Rooney, 53, Management Director of USCF since April 2023 and Chief Marketing Officer of USCF since January 2016. Ms. Rooney also serves as a director of USCF Advisers since March 10, 2024 and was listed as a principal of USCF Advisers effective March 28, 2025. She also served as a member of the Board of Directors of The Marygold Companies, which is the parent of USCF Investments, Inc., from January 2017 to April 2023. USCF Investments, Inc. is the sole member of USCF. Previously, Ms. Rooney was the National Sales Director at USCF from January 2007 to December 2015. Ms. Rooney was the Director of Business Development at the Ameristock Corporation, a California-based registered investment adviser, from September 2003 to January 2007. Prior to joining the Ameristock Corporation, she was Regional Sales Director at Accessor Capital Management, a registered investment adviser that was based in Seattle, Washington, from October 2002 to August 2003, National Sales Director at ALPS Mutual Fund Services, Inc., a boutique investment services company offering outsourced back office operations and distribution services to mutual fund managers, from June 1999 to October 2002, and Trust Officer at Fifth Third Bancorp, an American bank holding company headquartered in Ohio, from June 1994 to May 1999. Additionally, Ms. Rooney has been registered as an associated person of USCF since August 2015 and from December 2005 to April 2009 and is listed as a principal of USCF effective as of April 2023. Additionally, effective as of February 2017, she is an associated person of USCF Advisers, LLC, an affiliate of USCF, which is an investment adviser registered under the Investment Advisers Act of 1940, and, as of February 2017, is registered as a commodity pool operator, NFA member and swap firm. Ms. Rooney graduated from Wellesley College with a B.A. in economics and psychology in June 1994.

Gordon L. Ellis, 79, Independent Director of USCF since September 2005. Previously, Mr. Ellis was a founder of International Absorbents, Inc., Director and Chairman since July 1985 and July 1988, respectively, and Chief Executive Officer and President since November 1996. He also served as Chairman of Absorption Corp., a wholly-owned subsidiary of International Absorbents, Inc., which is a leading developer and producer of environmentally friendly pet care and industrial products, from May July 1985 until July 2010 when it was sold to Kinderhook Industries, a private investment banking firm and remained as a director until March 2013 when Absorption Corp was sold again to J. Rettenmaier & Söhne Group, a German manufacturing firm. Concurrent with that, he founded and has served as Chairman from November 2010 to present of Lupaka Gold Corp., a firm that acquires, explores and developed mining properties and is currently driving an arbitration suit against the Republic of Peru. He also serves as a director of Goldhaven Resources, a firm that acquires, explores and develops mining properties in Canada and Chile, from August 2020 to present. Mr. Ellis has his Chartered Directors designation from The Director’s College (a joint venture of McMaster University and The Conference Board of Canada). He has been a principal of USCF listed with the CFTC and NFA since November 2005. Mr. Ellis is a professional engineer, retired, and earned an M.B.A. in international finance.

Malcolm R. Fobes III, 61, Independent Director of USCF and Chairman of USCF’s audit committee since September 2005. He founded and is the Chairman, Chief Executive Officer and Chief Investment Officer of Berkshire Capital Holdings, Inc., a California-based investment adviser registered under the Investment Advisers Act of 1940 that has been sponsoring and providing portfolio management services to mutual funds since June 1997. Mr. Fobes serves as Chairman and President of The Berkshire Funds, a mutual fund investment company registered under the Investment Company Act of 1940. Since 1997, Mr. Fobes has also served as portfolio manager of the Berkshire Focus Fund, a mutual fund registered under the Investment Company Act of 1940, which concentrates its investments in the electronic technology industry. He was also contributing editor of Start a Successful Mutual Fund: The Step-by-Step Reference Guide to Make It Happen (JV Books, 1995). Mr. Fobes has been a principal of USCF listed with the CFTC and NFA since November 2005. He earned a B.S. in finance with a minor in economics from San Jose State University in California.

Peter M. Robinson, 68, Independent Director of USCF since September 2005. Mr. Robinson has been a Research Fellow since 1993 with the Hoover Institution, a public policy think tank located on the campus of Stanford University. He authored three books and has been published in the New York Times, Red Herring, and Forbes ASAP and is the editor of Can Congress Be Fixed?: Five Essays on Congressional Reform (Hoover Institution Press, 1995). Mr. Robinson has been a principal of USCF listed with the CFTC and NFA since December 2005. He earned an M.B.A. from the Stanford University Graduate School of Business, graduated from Oxford University in 1982 after studying politics, philosophy, and economics and graduated summa cum laude from Dartmouth College in 1979.

The following are individual Principals, as that term is defined in CFTC Rule 3.1, for USCF: John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Nicholas D. Gerber, Melinda D. Gerber, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, Kevin A. Baum, and USCF Investments, Inc., formerly Wainwright Holdings, Inc. The individuals who are Principals due to their positions are John P. Love, Stuart P. Crumbaugh, Daphne G. Frydman, Andrew F Ngim, Peter M. Robinson, Kathryn D. Rooney, Gordon L. Ellis, Malcolm R. Fobes III, Ray W. Allen, and Kevin A. Baum. In addition, USCF Investments is a Principal because it is the sole member of USCF. None of the Principals owns or has any other beneficial interest in BNO. Ray W. Allen makes trading and investment decisions for BNO. Ray W. Allen, Darius Coby, Seth Lancaster and Zach Sanchez execute trades on behalf of BNO. In addition, John P. Love, Ray W. Allen, Kevin A. Baum, Kathryn Rooney, and Maya Lowry are

registered with the CFTC as Associated Persons of USCF and are NFA Associate Members. John P. Love, Kevin A. Baum and Ray W. Allen are also registered with the CFTC as Swaps Associated Persons.

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

Item 11. Executive Compensation.

Compensation to USCF and Other Compensation

BNO does not directly compensate any of the executive officers noted above. The executive officers noted above are compensated by USCF for the work they perform on behalf of BNO and other entities controlled by USCF. BNO does not reimburse USCF for, nor does it set the amount or form of any portion of, the compensation paid to the executive officers by USCF. BNO pays fees to USCF pursuant to the LP Agreement under which it is obligated to pay USCF an annualized fee of 0.75% of average daily total net assets. For 2025, BNO accrued aggregate management fees of $728,855.

Director Compensation

The following table sets forth compensation earned during the year ended December 31, 2025, by the directors of USCF. BNO’s portion of the aggregate fees paid for director’s fees and insurance for the year ended December 31, 2025 was $37,137.

Change in
Pension Value
	Fees				and
	Earned				Nonqualified
	or Paid			Non-Equity	Deferred
	in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Plan	Compensation	Total
Management Directors
John P. Love	$—	NA	NA	NA	$—	$—	$—
Stuart P. Crumbaugh	$—	NA	NA	NA	$—	$—	$—
Robert L. Nguyen(2)	$—	NA	NA	NA	$—	$—	$—
Kathryn D. Rooney	$—	NA	NA	NA	$—	$—	$—
Independent Directors
Peter M. Robinson	$4,717	NA	NA	NA	$—	$—	$4,717
Gordon L. Ellis	$4,717	NA	NA	NA	$—	$—	$4,717
Malcolm R. Fobes III(1)	$5,661	NA	NA	NA	$—	$—	$5,661

(1)Mr. Fobes serves as chairman of the audit committee of USCF and receives additional compensation from USCF, in recognition of the additional responsibilities he has undertaken in this role.

(2)	Mr. Nguyen served as a director of USCF until May 31, 2025. This table reflects his compensation earned through that date.

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

Director Independence

In February 2025, the Board undertook a review of the independence of the directors of USCF and considered whether any director has a material relationship or other arrangement with USCF, BNO or the Related Public Funds that could compromise his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, the Board determined that each of Messrs. Fobes, Ellis and Robinson is an “independent director,” as defined under the rules of NYSE Arca.

Item 14. Principal Accountant Fees and Services.

The fees for services billed to BNO by its independent auditors for the last two fiscal years are as follows:

	2025	2024
Audit fees	$44,000	$42,500
Audit-related fees	—	—
Tax fees	17,500	17,000
All other fees	5,000	5,000
	$66,500	$64,500

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

Exhibit Index

Listed below are the exhibits which are filed or furnished as part of this annual report on Form 10-K (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit Number	Description of Document

3.1(1)	Certificate of Limited Partnership of the Registrant.
3.2(4)	Sixth Amended and Restated Limited Liability Company Agreement of USCF.
3.3(5)	Fourth Amended and Restated Agreement of Limited Partnership.
4.1(12)	Description of Securities
10.1(6)	Form of Authorized Participant Agreement.
10.2(11)	Form of Custody Agreement with The Bank of New York Mellon.
10.3(11)	Form of Transfer Agency and Service Agreement with The Bank of New York Mellon.
10.4(11)	Form of Fund Administration and Accounting Agreement with Administrative Agency Agreement with The Bank of New York Mellon.
10.5(3)	Marketing Agent Agreement.
10.6(2)	Amendment No. 1 to the Marketing Agent Agreement
10.7(7)	Form of Futures and Cleared Derivatives Transactions Customer Account Agreement with RBC. Capital Markets LLC.
10.8(8)	Form of Commodity Futures Customer Agreement with RCG Division of Marex Spectron.
10.9(9)	Form of Customer Agreement with E D & F Man Capital Markets Inc.
10.10(10)	Form of Customer Agreement with Macquarie Futures USA LLC.
19.1(14)	Insider Trading Policies and Procedures
23.1(15)	Consent of Independent Registered Public Accounting Firm.
31.1(15)	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2(15)	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1(15)	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
32.2(15)	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U. S. C. 1350).
97.1(13)	Dodd-Frank Compensation Recoupment Policy
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-162015) filed on September 18, 2009.
(2)	Incorporated by reference to Registrant’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012, filed on August 14, 2012.
(3)	Incorporated by reference to Registrant’s Registration Statement on Form S-1/A (File No. 333-162015) filed on April 16, 2010.
(4)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on March 11, 2016.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 15, 2017.
(6)	Incorporated by reference to Registrant’s Registration Statement on Form S-1 (File No. 333-210542), filed on March 31, 2016.

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on October 10, 2013.
(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on May 29, 2020.
(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on June 15, 2020.
(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on December 7, 2020.
(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K, filed on March 30, 2020.
(12)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2019, filed on March 13.
(13)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2023, filed on February 29, 2024.
(14)	Incorporated by reference to Registrant’s Annual Report on Form 10-K, for the year ended December 31, 2024, filed on February 28, 2025.
(15)	Filed herewith.

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

Date: February 27, 2026

By:	/s/ Stuart P. Crumbaugh
Stuart P. Crumbaugh
Chief Financial Officer
(Principal financial and accounting officer)

Date: February 27, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title (Capacity)	Date

/s/ Kathryn D. Rooney	Management Director	February 27, 2026
Kathryn D. Rooney

/s/ John P. Love	Management Director	February 27, 2026
John P. Love

/s/ Stuart P. Crumbaugh	Management Director	February 27, 2026
Stuart P. Crumbaugh

/s/ Peter M. Robinson	Independent Director	February 27, 2026
Peter M. Robinson

/s/ Gordon L. Ellis	Independent Director	February 27, 2026
Gordon L. Ellis

/s/ Malcolm R. Fobes III	Independent Director	February 27, 2026
Malcolm R. Fobes III